Form 10QSB
period 1995-05-31
GOLDEN PHARMACEUTICALS INC
filed 1995-07-17
CIK 312651

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C.  20549

                          FORM 10-QSB


     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended May 31, 1995

    [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          EXCHANGE ACT

        For the transition period from ______ to ______

              Commission file number    0-9065

                  Golden Pharmaceuticals, Inc.
              (Exact name of small business issuer
                  as specified in its charter)

       Colorado                              84-0645174
(State or other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)


        1313 Washington Avenue, Golden, Colorado  80401
            (Address of principal executive offices)

                         (303-279-9375)
                  (Issuer's telephone number)

                                Check whether the issuer (1) filed all reports
required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No


  The number of shares outstanding of the issuers Common Stock, no par value as of July 13, 1995 was 91,938,416 shares.

                  Part I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

          GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
                          (Unaudited)

ASSETS

                                          May 31,         August 31,
                                           1995              1994

CURRENT ASSETS:
  Cash and Cash Equivalents                $   115,773      $    94,792
  Accounts receivable, net of allowance
   for doubtful accounts of $1,063             292,832          309,244
  Inventories                                   66,573           52,356
  Prepaid expenses                             204,459           61,949
  Deferred Taxes                               434,243          434,243
  Note Receivable                              176,000                0

     TOTAL CURRENT ASSETS                    1,289,880          952,584


PROPERTY, PLANT AND EQUIPMENT
  Land                                         148,000          148,000
  Machinery and equipment                      822,224          765,240
  Office furniture and equipment               416,654          391,554
  Vehicles                                      19,017           19,017
  Building                                     739,789          728,370
                                             2,145,684        2,052,181

  Less accumulated depreciation
   and amortization                         (1,620,121)      (1,555,033)

                                               525,563          497,148

  Deferred Taxes                                65,757           65,757

                                           $ 1,881,200      $ 1,515,489

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS

            LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)
                           (Unaudited)

                                          May 31,          August 31,
                                           1995               1994
CURRENT LIABILITIES:
  Current maturities of long-term debt      $   170,724      $    256,078
  Accounts payable                              157,754           128,673
  Accrued expenses                               52,582            43,952
  Note Payable - related party                        0                 0

     TOTAL CURRENT LIABILITIES                  381,060           428,703

LONG-TERM DEBT                                  256,368           562,568


STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
   shares authorized; and 91,742,583 and
   90,342,583 issued and outstanding, at
   May 31, 1995 and August 31, 1994,
   respectively                              21,288,851        21,246,351

CONVERTIBLE, 29,653 shares issued and
   outstanding at May 31, 1995 and
   August 31, 1994                              292,558           292,558

DIVIDENDS ACCRUED ON PREFERRED STOCK            411,214           344,677

Accumulated deficit                         (20,748,851)      (21,359,368)

     TOTAL STOCKHOLDERS' EQUITY               1,243,772           524,218

                                           $  1,881,200      $  1,515,489

          GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                 Nine Months Ended
                                                     May 31,

                                                 1995          1994
REVENUES:
  Net sales                                     $2,721,860     $2,514,165
  Cost of Sales                                  1,246,520      1,329,439

GROSS MARGIN:                                    1,475,340      1,184,726

  Selling, general and administrative              853,265        595,830

OPERATING INCOME                                   622,075        588,896

OTHER INCOME/(EXPENSE)
  Interest Expense                                 (41,642)       (65,657)
  Other Income                                       8,949          9,534

     TOTAL OTHER INCOME/(EXPENSE)                  (32,693)       (56,123)

     INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                            589,382        532,773

INCOME TAX (BENEFIT) EXPENSE                         7,006          1,050

     INCOME BEFORE EXTRAORDINARY ITEMS             582,376        531,723

EXTRAORDINARY ITEM
  Settlement of trade accounts payable              99,677         76,560

     NET INCOME                                  $ 682,053      $ 608,283

PRIMARY EARNINGS PER SHARE
  Before extraordinary item                              *              *
  Extraordinary item                                     *              *

PRIMARY EARNINGS PER SHARE                               *              *

Continued on following page.
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

          GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                                 Nine Months Ended
                                                     May 31,

                                                     1995                1994


FULLY DILUTED EARNINGS PER SHARE
  Before extraordinary item                  $           *    $         *

  Extraordinary item                                     *              *

FULLY DILUTED EARNINGS PER SHARE              $          *    $         *

WEIGHTED AVERAGE SHARES OUTSTANDING               106,272,099
78,167,092

*  Less than $.01 per share

          GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)


                                               Three Months Ended
                                                      May 31,

                                                 1995          1994
REVENUES
  Net sales                                       $941,491       $921,022
  Cost of Sales                                    437,517        459,971

GROSS MARGIN                                       503,974        461,051

  Selling, general and administrative              283,322        263,995

OPERATING INCOME                                   220,652        197,056

OTHER INCOME/(EXPENSE)
  Interest Expense                                 (12,640)       (18,624)
  Other Income                                       3,471          8,658

     TOTAL OTHER INCOME/(EXPENSE)                   (9,169)        (9,966)

     INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                            211,483        187,090

INCOME TAX (BENEFIT) EXPENSE                         1,400            350

     INCOME BEFORE EXTRAORDINARY ITEM              210,083        186,740

EXTRAORDINARY ITEM                                       0          6,250

     NET INCOME                                  $ 210,083      $ 192,990

NET INCOME (LOSS) PER COMMON SHARE               $       *      $       *

WEIGHTED AVERAGE SHARES OUTSTANDING            107,382,020     88,750,939

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 Nine Months Ended
                                                     May 31,

                                                  1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $682,053       $608,283
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Gain on settlement of note payable             (99,677)       (76,560)
    Common Stock issued for consulting services     37,500              0
    Depreciation and amortization                   65,088         30,531
    Gain on sale of assets                          (2,400)             0
    (Increase) decrease in -
      Accounts receivable                           16,413       (256,096)
      Note receivable                             (176,000)             0
      Inventory                                    (14,217)       (13,526)
      Accounts receivable officer                        0        (35,664)
      Prepaid expenses and other                  (142,510)       (34,261)
    Increase (decrease) in -
      Accounts payable                              29,081        (11,397)
      Accrued interest and other                                    8,630
      (55,438)

          Total adjustments                       (278,092)      (452,411)
     NET CASH PROVIDED BY OPERATING ACTIVITIES     403,961        155,872

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (93,503)       (56,498)
  Proceeds from sale of property and equipment       2,400         29,051

     NET CASH (USED) BY INVESTING ACTIVITIES       (91,103)       (27,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes and long-term debt            (291,877)      (201,113)

     NET CASH (USED) BY FINANCING ACTIVITIES      (291,877)      (201,113)

NET INCREASE (DECREASE) IN CASH                     20,981        (72,688)

CASH, Beginning of period                           94,792         77,489

CASH, End of period                              $ 115,773      $   4,801

Continued on following page.
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                 Nine Months Ended
                                                       May 31,

                                                 1995          1994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                                  $  41,642      $  65,657

  Income taxes paid                              $   7,006      $   1,050

NON-CASH TRANSACTIONS
  Settlement of note payable                     $  99,677      $  76,560
  Issuance of Stock for Consulting
   Services                                      $  37,500      $       0
  Issuance of Stock for Retirement
   Of Long Term Debt                             $       0      $ 499,000

                   GOLDEN PHARMACEUTICALS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

The accompanying unaudited condensed financial statements and disclosures reflect all adjustments which, in the opinion of the management, are necessary for a fair presentation of the results of operations, financial position, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for the full year.

The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form
10-KSB for the year ended August 31, 1994 as filed with the Securities and Exchange Commission.

Net Income Per Common Share - Net income per common share was determined by dividing net income, as adjusted below, by applicable weighted average shares outstanding.
                                                  Nine months Ended
                                                       May 31,
                                                1995           1994
Income before extraordinary
 item as reported                               $  582,376     $  531,723
 Extraordinary item                                 99,677         76,560
 Accrual of dividends on
  15%/30% cumulative
  convertible preferred stock                       66,537)      (168,903)
         NET INCOME                             $  615,516     $  439,380
Weighted average number of
 shares outstanding                            106,272,099     72,167,092

                                                           Three months Ended
                                                                  May 31,
                                                1995           1994
Income before extraordinary
 item as reported                                $ 211,483      $ 186,740
 Extraordinary item                                      0          6,250
 Accrual of dividends on
  15%/30% cumulative
  convertible preferred stock                      (22,179)       (56,301)
         NET INCOME                              $ 189,483      $ 136,689
Weighted average number of
 shares outstanding                            107,382,020     88,750,939

Common stock equivalents and stock held in escrow have been included in the computation for the three and nine months ended May 31, 1995 and 1994. The common stock equivalents that have been included in the computation for earnings per share are stock options, Class A Convertible Preferred Stock, 15%/30% Cumulative Convertible Preferred Stock, and accrued dividends on the 15%/30% Cumulative Convertible Preferred Stock.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

Note 2.   EXTRAORDINARY ITEM

During the nine months ended May 31, 1995 the Company entered into a settlement agreement with its principal supplier whereby the Company settled a note in the principal amount of $283,733, for $184,056, resulting in an extraordinary gain of
$99,677.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended May 31, 1995 Compared to Three Months Ended May 31,
1994

Net Sales - Net sales totaled $941,491 for the three months ended May 31, 1995, as compared to $921,022 for the three months ended May 31, 1994. The increase of
$20,469 or 2.2% was primarily the result of an increase in demand for the Company's products from the Company's primary distributor. Beginning August 1994, the distributor started distributing the Company's product in all areas of the United States in which the distributor operates pharmacies. Until that time they had been distributing a competitor's product in a few areas of the country.

Cost of Sales - Cost of sales as a percent of net sales for the three months ended May 31, 1995 was 46.5% as compared to 49.9% for the three months ended May
31, 1994. The decrease was attributable to recording freight expenses in 1995 as a part of selling general and administration costs instead of to cost of sales as accounted for in 1994.

Selling General and Administration - Selling, general and administrative expenses
("SG&A") for the three months ended May 31, 1995 were $283,322 as compared to $263,995 for the three months ended May 31, 1994. This increase of $19,327 or 7.3% is a result of the expansion of the Company's Quality Assurance and Regulatory Affairs departments through the hiring of several new employees. The
Company also recorded freight expenses as SG&A costs as opposed to cost of sales as in 1994.


Interest Expense - Interest expense for the three months ended May 31, 1995 was
$12,640 as compared to $18,624 for the three months ended May 31, 1994. The decrease of $5,984 or 32.1% was primarily the result of normal amortization of bank notes and the settlement of a note payable to the Company's supplier of raw material in November 1994.


Nine months Ended May 31, 1995 Compared to Nine months Ended May 31,
1994

Net Sales - Net sales totaled $2,721,860 for the nine months ended May 31, 1995, as compared to $2,514,165 for the nine months ended May 31, 1994. The increase of $207,695 or 8.3% was primarily the result of an increase in demand for the Company's products from the Company's primary distributor. Beginning August 1994, the distributor started distributing the Company's product in all areas of the United States in which the distributor operates pharmacies. Until that time they had been distributing a competitor's product in a few areas of the country.

Cost of Sales - Cost of sales as a percent of net sales for the nine months ended
May 31, 1995 was 45.8% as compared to 52.9% for the nine months ended May 31, 1994. The decrease was attributable to accounting for freight charges as a SG&A cost in 1995 instead of in cost of sales as presented in 1994.

The price of the raw material for the Company's product increased by 4% effective
January 1, 1995. The agreement with the Company's principal raw material supplier further provides that the price will be adjusted by an amount to be agreed upon each year with such change in price to be effective commencing January 1st of each such year.

Selling General and Administration - SG&A for the nine months ended May 31,
1995
were $853,265 as compared to $595,830 for the nine months ended May 31, 1994. This increase of $257,435 or 43.2% was the result of (i) expansion of the Company's Quality Assurance and Regulatory Affairs departments through the hiring of several new employees which resulted in an increase of $45,000, (ii) expenses of $57,000 incurred during the nine months ended May 31, 1995 for travel, due diligence, legal fees, accounting fees and consultant fees in connection with the
Company's ongoing efforts to expand its business through the acquisition of additional product lines or companies in the pharmaceutical industry, and
(iii)
$175,000 related to a change in accounting treatment as the Company began recording freight charges as a general and administrative expense instead of a cost of sales.

Interest Expense - Interest expense for the nine months ended May 31, 1995 was $41,642 as compared to $65,657 for the nine months ended May 31, 1994. The decrease of 24,015 or 36.6% was primarily the result of normal amortization of bank notes and the settlement of a note payable to the Company's supplier of raw material in November, 1994.

Extraordinary Item - During the nine months ended May 31, 1995, the Company recorded extraordinary income of $99,677 resulting from settlement of a note payable to the Company's supplier of raw material. (See Note 2 to Notes to Consolidated Financial Statements.)

                 LIQUIDITY AND CAPITAL RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of May 31 1995 as compared to August 31, 1994.

                                                      May 31,
August 31,
                                               1995           1994
     Current Assets                          *$1,289,880       $ 952,584
     Current Liabilities                         381,060         428,703
     Net Working Capital (Deficiency)          $ 908,820       $ 523,881

*Includes $435,643 of deferred taxes per FASB 109 resulting from the Company's substantial Net Operating Loss Carryforward.


On May 31, 1995, the Company had cash totaling $115,773 and other current assets totaling $1,174,107. The $337,296 increase in current assets at May 31, 1994 as compared to August 31, 1994 was primarily the result of an increase in prepaid expenses and notes receivable. Current liabilities were $381,060 which resulted in a working capital position of $908,820 and a current ratio of 3.38:1. For the nine months ended May 31, 1995, the Company generated cash flow from operations of $403,961 as compared to $155,872 for the nine months ended May 31, 1994. The increase of $248,089 is primarily attributable to a large increase in accounts receivable for the nine months ended May 31, 1994 as compared to a decrease during the nine month period ended May 31, 1995. A portion of the Company's net cash from operations was used by the Company to settle long-term debt. (See "Note 2 to Notes to Consolidated Financial Statements.")

The Company's capital expenditures for the nine months ended May 31, 1995 were $93,503, which included for the purchase of manufacturing equipment, as compared to $56,498 for the nine months ended May 31, 1994.

The Company currently has no borrowing capacity with any financial institution.
However, in January, 1994 the Chairman of the Board established a personal line of credit with a bank. The Company has an agreement with the Chairman which allows the Company to use this line of credit as a working capital line if necessary. Advances under the line of credit bear interest at the bank's prime rate plus 1%. As of May 31, 1995, the Company had $ -0- outstanding under the line of credit which, when used, is accounted for on the Company's financial statements as "Notes Payable - Related Party".

During the nine months ended May 31, 1995, the Company loaned a total of
$150,000
to Harvey G. Mozer, an individual. Mr. Mozer is a principal of New Crawford Valley Ltd., a party to an Agreement Limiting Execution on Judgment (the "Settlement Agreement"), and an officer and director of Gulch Holdings Company.
These loans are evidenced by promissory notes in the principal amounts of
$65,000
and $85,000, respectively, and provide for interest on the unpaid principal balance at the prime rate plus 1% as charged by the Company's bank. The $65,000 loan was paid in full on May 4, 1995.  The remaining loan matures on December
31,
1995.

The Company's long term debt at May 31, 1995 consisted of notes payable to the bank, including the current portion thereof, totaling $434,853.

The Company anticipates that it will continue to be able to meet the needs of its operations through existing capital and internally generated cash flows throughout fiscal year 1995. In the event that the Company should require significant expansion of its business resulting in additional capital requirements, the Company would attempt to secure such financing through placement of debt or equity. However, there can be no assurance that the Company would be able to successfully secure such financing.

                   Part II - OTHER INFORMATION

Item 5.   Other Information

     The Company has entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Quality Care Pharmaceuticals, Inc., a California corporation ("QCP") and the shareholders thereof (the "Shareholders") whereby the
Company will acquire all of the issued and outstanding common stock of QCP. QCP is a licensed manufacturer of repackaged prescription medication. QCP repackages and relabels both prescription and over-the-counter medication for sale to its customers. The following discussion of the Stock Purchase Agreement is qualified in its entirety by reference to the Stock Purchase Agreement which is attached hereto as Exhibit 10.1.

     Pursuant to the Stock Purchase Agreement, the Company will purchase all of the outstanding shares of common stock of QCP for $3,718,750 (the "Purchase Price"). The respective obligations of the Company and QCP to consummate the transactions contemplated by the Stock Purchase Agreement are subject to a number of conditions. The Company has received a proposal from a national bank (the "Bank") to provide financing for the Acquisition and for working capital, however, the Company has not received a formal commitment from the Bank.

Item 6.   Exhibits and Reports on Form 8-K

     a.   Exhibits:

          Exhibit 10.1 Stock Purchase Agreement by and among Golden Pharmaceuticals, Inc., Quality Care Pharmaceuticals, Inc., Daniel G. Guinn, Gary
                         A. Klingsheim, Michael S. Mendelsohn and the
                         Shareholders listed on Schedule A thereto

          Exhibit 11          Statement Regarding Computation of Per Share
                         Earnings

          Exhibit 27          Financial Data Schedule

     b.   Reports on Form 8-K

          None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   GOLDEN PHARMACEUTICALS, INC.
                                           (Registrant)



DATED:
July 13, 1995
BY:
/s/ Glen H. Weaver





Glen H. Weaver,
Vice President, Finance

                           EXHIBIT 10.1

                   GOLDEN PHARMACEUTICALS, INC.


                 STOCK PURCHASE AGREEMENT DATED
            BY AND AMONG GOLDEN PHARMACEUTICALS, INC.,
       QUALITY CARE PHARMACEUTICALS, INC., DANIEL G. GUINN,
          GARY A. KLINGSHEIM, MICHAEL S. MENDELSOHN AND
          THE SHAREHOLDERS LISTED ON SCHEDULE A THERETO









                   STOCK PURCHASE AGREEMENT


                            among


                GOLDEN PHARMACEUTICALS, INC.,

                             and

             QUALITY CARE PHARMACEUTICALS, INC.,
  Daniel B. Guinn, Gary A. Klingsheim, Michael S. Mendelsohn

                             and


         THE SHAREHOLDERS LISTED ON SCHEDULE A HERETO







                   Dated as of June 7, 1995

                      TABLE OF CONTENTS


                                                         Page

                          ARTICLE I

  DEFINITIONS. . . . . . . . . . . . . . . . . . . . . . .  1

                          ARTICLE II

               PURCHASE AND SALE OF THE SHARES

Section 2.01.     Purchase and Sale. . . . . . . . . . . .  3
Section 2.02.     Closing. . . . . . . . . . . . . . . . .  4

                         ARTICLE III

        REPRESENTATIONS AND WARRANTIES OF THE COMPANY
                   AND GUINN AND KLINGSHEIM

Section 3.01.     Corporate Existence and Power. . . . . .  4
Section 3.02.     Corporate Authorization. . . . . . . . .  5
Section 3.03.     Governmental Authorization . . . . . . .  5
Section 3.04.     Effect of Agreement on the Company . . .  5
Section 3.05.     Capitalization . . . . . . . . . . . . .  6
Section 3.06.     Subsidiaries . . . . . . . . . . . . . .  6
Section 3.07.     Financial Statements . . . . . . . . . .  6
Section 3.08.     Absence of Certain Changes . . . . . . .  6
Section 3.09.     No Undisclosed Material Liabilities. . .  8
Section 3.10.     Related Party Transactions . . . . . . .  8
Section 3.11.     Material Contracts . . . . . . . . . . .  8
Section 3.12.     Litigation . . . . . . . . . . . . . . . 10
Section 3.13.     Compliance with Laws and Court Orders; No
                    Defaults.. . . . . . . . . . . . . . . 10
Section 3.14.     Properties . . . . . . . . . . . . . . . 11
Section 3.15.     Products . . . . . . . . . . . . . . . . 12
Section 3.16.     Manufacturing Facilities . . . . . . . . 12
Section 3.17.     Intellectual Property. . . . . . . . . . 12
Section 3.18.     Insurance Coverage . . . . . . . . . . . 13
Section 3.19.     Licenses and Permits . . . . . . . . . . 13
Section 3.20.     Inventories. . . . . . . . . . . . . . . 13
Section 3.21.     Loans, Notes, Accounts Receivable and
                    Accounts Payable . . . . . . . . . . . 14
Section 3.22.     Projections. . . . . . . . . . . . . . . 14
Section 3.23.     Finders' Fees. . . . . . . . . . . . . . 14
Section 3.24.     Employees. . . . . . . . . . . . . . . . 14
Section 3.25.     Labor Matters. . . . . . . . . . . . . . 14
Section 3.26.     Environmental Matters. . . . . . . . . . 14
Section 3.27.     No Solicitation. . . . . . . . . . . . . 16
Section 3.28.     Full Disclosure. . . . . . . . . . . . . 16

                          ARTICLE IV

      REPRESENTATIONS AND WARRANTIES OF THE SHAREHOLDERS

Section 4.01.     Title to Shares. . . . . . . . . . . . . 17
Section 4.02.     Effect of Agreement on Shareholders. . . 17
Section 4.03.     Litigation . . . . . . . . . . . . . . . 17
Section 4.04.     Shareholder Agreements . . . . . . . . . 17
Section 4.05.     Full Disclosure. . . . . . . . . . . . . 17

                          ARTICLE V

           REPRESENTATIONS AND WARRANTIES OF BUYER

Section 5.01.     Corporate Existence and Power. . . . . . 18
Section 5.02.     Corporate Authorization. . . . . . . . . 18
Section 5.03.     Governmental Authorization . . . . . . . 18
Section 5.04.     Non-Contravention. . . . . . . . . . . . 18
Section 5.05.     Finders' Fees. . . . . . . . . . . . . . 18
Section 5.06.     Compliance with Laws . . . . . . . . . . 18

                          ARTICLE VI

                   COVENANTS OF THE PARTIES

Section 6.01.     Conduct of Business Until Closing Date . 19
Section 6.02.     Best Efforts . . . . . . . . . . . . . . 20
Section 6.03.     Access; Cooperation. . . . . . . . . . . 20
Section 6.04.     Certain Filings. . . . . . . . . . . . . 20
Section 6.05.     Public Announcements . . . . . . . . . . 21
Section 6.06.     Notice of Certain Events . . . . . . . . 21
Section 6.07.     Exclusivity. . . . . . . . . . . . . . . 21
Section 6.08.     Noncompetition; Nonsolicitation. . . . . 21

                         ARTICLE VII

              TAX REPRESENTATIONS AND COVENANTS

Section 7.01.     Tax Definitions. . . . . . . . . . . . . 22
Section 7.02.     Tax Representations and Covenants. . . . 23

                         ARTICLE VIII

                      EMPLOYEE BENEFITS

Section 8.01.     Employee Benefits Definitions. . . . . . 25
Section 8.02.     Employee Plans . . . . . . . . . . . . . 26
Section 8.03.     Benefit Arrangements . . . . . . . . . . 26
Section 8.04.     No Third-Party Beneficiaries . . . . . . 26

                          ARTICLE IX

                    CONDITIONS TO CLOSING

Section 9.01.     Conditions to Obligations of the Parties 26
Section 9.02.     Conditions to Obligation of Buyer. . . . 27
Section 9.03.     Conditions to Obligation of the Company. 28

                          ARTICLE X

                       MUTUAL RELEASES

Section 10.01. Release of Buyer and the Company. . . . . . 29
Section 10.02. Release of Shareholders . . . . . . . . . . 29

                          ARTICLE XI

                  SURVIVAL; INDEMNIFICATION

Section 11.01.  Survival . . . . . . . . . . . . . . . . . 30
Section 11.02.  Indemnification Obligations. . . . . . . . 30
Section 11.03.  Method of Asserting Claims, Etc. . . . . . 30
Section 11.04.  Payment. . . . . . . . . . . . . . . . . . 32
Section 11.05.  Service of Process, Consent to Jurisdiction,
             Etc.. . . . . . . . . . . . . . . . . . . . . 33
Section 11.06.  Equitable Relief . . . . . . . . . . . . . 33

                         ARTICLE XII

                         TERMINATION

Section 12.01.  Grounds for Termination. . . . . . . . . . 33
Section 12.02.  Effect of Termination. . . . . . . . . . . 34

                         ARTICLE XIII

                        MISCELLANEOUS

Section 13.01.  Notices. . . . . . . . . . . . . . . . . . 34
Section 13.02.  Amendments and Waivers . . . . . . . . . . 35
Section 13.03.  Expenses . . . . . . . . . . . . . . . . . 35
Section 13.04.  Successors and Assigns . . . . . . . . . . 36
Section 13.05.  Governing Law. . . . . . . . . . . . . . . 36
Section 13.06.  Waiver of Jury Trial . . . . . . . . . . . 36
Section 13.07.  Counterparts; Third Party Beneficiaries. . 36
Section 13.08.  Entire Agreement . . . . . . . . . . . . . 36
Section 13.09.  Specific Performance . . . . . . . . . . . 37
  SCHEDULE A-Quality Care Pharmaceuticals, Inc.-ShareholdersA-1

                   STOCK PURCHASE AGREEMENT


         AGREEMENT dated as of June 7, 1995 among Golden Pharmaceuticals,
 Inc.,
  a Colorado corporation (the "Buyer"), Quality Care Pharmaceuticals, Inc., a California corporation (the "Company"), Daniel B. Guinn ("Guinn"), Gary A. Klingsheim ("Klingsheim"), Michael S. Mendelsohn ("Mendelsohn") and those persons listed on Schedule A (individually, each a "Shareholder" and collectively, the "Shareholders").

                    W I T N E S S E T H :

         WHEREAS, the Shareholders own all of the outstanding shares of the no par value common stock of the Company (the "Shares"), with each Shareholder owning the number of Shares set forth opposite each Shareholder's name in column B of Schedule A; and

         WHEREAS, Buyer is willing to buy and the Shareholders are willing to sell the Shares at Closing on the terms and conditions and in reliance on the representations and warranties herein set forth.

         NOW, THEREFORE, the parties hereto agree as follows:

                          ARTICLE I

                         DEFINITIONS

         The following terms, as used herein, have the following meanings:

         "Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling, controlled by, or under common control with such Person; provided that no party to this Agreement shall be deemed to be an Affiliate of any other party to this Agreement (including, without limitation, the Company) solely by reason of its ownership of Common Stock.

         "Balance Sheet" means the balance sheet of the Company as of December 31, 1994.

         "Balance Sheet Date" means December 31, 1994.

         "CERCLA" means the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and any regulations promulgated thereunder.

         "Closing Date" means the date of the Closing.

         "Common Stock" means the common stock, no par value, of the Company.

         "Controlling Shareholders" means individually and jointly Guinn, Klingsheim and Mendelsohn.

         "Environmental Laws" means any and all federal, state, local and foreign statutes, laws, judicial decisions, regulations, ordinances, rules, judgments, orders, decrees, codes, plans, injunctions, permits, concessions, grants, franchises, licenses, agreements and governmental restrictions, now in effect, relating to human health, the environment or to emissions, discharges or releases of pollutants, contaminants, Hazardous Substances or wastes into the environment, including without limitation ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants, Hazardous Substances or wastes or the clean-up or other remediation thereof.

         "Environmental Liabilities" means any and all liabilities of or relating to the Company (including any entity which is, in whole or in part, a predecessor of the Company), whether vested or unvested, contingent or fixed, actual or potential, known or unknown, which (a) arise under or relate to matters covered by Environmental Laws (including without limitation any matters disclosed or required to be disclosed in Schedule
  3.26 hereto) and (b) relate to actions occurring or conditions existing on or prior to the Closing Date.

         "Environmental Permits" means all permits, licenses, authorizations, certificates and approvals of governmental authorities relating to or required by Environmental Laws and necessary or proper for the business of the Company as currently conducted.

         "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, together with all regulation promulgated thereunder.

         "GAAP" means generally accepted accounting principles, consistently applied.

         "Hazardous Substances" means any toxic, radioactive, corrosive or otherwise hazardous substance, including petroleum, its derivatives, by-products and other hydrocarbons, or any substance having any constituent elements displaying any of the foregoing characteristics, including, without limitation, any substance regulated under Environmental Laws.

         "Immediate Family Member" means, with respect to any Person, such Person's spouse, parents, children and siblings.

         "Intellectual Property Right" means any trademark, service mark, trade name and patent (including any registrations or applications for registration of any of the foregoing).

         "Lien" means, with respect to any property or asset, any mortgage, lien, pledge, charge, security interest, encumbrance or other adverse claim of any kind in respect of such property or asset. For the purposes of this Agreement, a Person shall be deemed to own subject to a Lien any property or asset which it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement relating to such property or asset.

         "Material Adverse Effect" means a material adverse effect or effect which would reasonably be expected to have a Material Adverse Effect on the condition (financial or otherwise), business, assets or results of operations of the Company, taken as whole.

         "1933 Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

         "1934 Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

         "Person" means an individual, corporation, partnership, association, trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

         "Regulated Environmental Activity" means any generation, treatment, storage, recycling, transportation or disposal of any Hazardous Substance.

         "Release" means any discharge, emission or release, including a Release as defined in CERCLA at 42 U.S.C. No. 9601(22). The term "Released" has a corresponding meaning.

         "Shareholder Agreement" means the agreement dated September 3, 1994 entered into between the Company and the Shareholders.

         "Stock Option Agreement" means the agreement dated September 3, 1994 between the Company and certain of the Shareholders.

         "Subsidiary" means any entity of which securities or other ownership interests having ordinary voting power to elect a majority of the board of directors or other persons performing similar functions are at the time directly or indirectly owned by the Company.

         "Transaction Documents" means this Agreement and any other document contemplated hereby or thereby.

                          ARTICLE II

               PURCHASE AND SALE OF THE SHARES

         Section 2.01. Purchase and Sale. Upon the basis of the representations and warranties herein contained and on the terms and subject to the conditions of this Agreement, the Shareholders agree to sell to Buyer and Buyer agrees to purchase from the Shareholders, the Shares at the Closing. The purchase price for the Shares (the "Purchase Price") shall be $3,718,750 in cash, of which $222,065 (the "Escrow Funds") shall be placed in an escrow account (the "Escrow Account") with the escrow agent (the "Escrow Agent") pursuant to an Escrow Agreement to be entered into among Buyer, the Controlling Shareholders and the Escrow Agent, in such form as may be reasonably acceptable to Buyer and the Controlling Shareholders, on the Closing Date (the "Escrow Agreement"). Buyer shall pay each Shareholder, other than the Controlling Shareholders, an amount equal to the Purchase Price multiplied by such Shareholder's Proportionate Interest as set forth after such Shareholder's name in column C of Schedule A. Buyer shall pay the Controlling Shareholders an amount equal to the Purchase Price less the Escrow Funds multiplied by such Controlling Shareholder's Proportionate Interest as set forth after such Shareholder's name in column C of Schedule A. The Purchase Price shall be paid as provided in Section 2.02.
  The Escrow Funds will be payable within five (5) days after receipt of audited financial statements for the Company for the fiscal year ending December 31, 1995 in accordance with the terms of the Escrow Agreement.

         Section 2.02. Closing. The closing (the "Closing") of the purchase and sale of the Shares hereunder shall take place at the offices of Kutak Rock, 717 Seventeenth Street, Suite 2900, Denver, Colorado 80202, as soon as possible, or at such other time and place as the Company and Buyer shall mutually agree, but in no event later than 10 business days after satisfaction of the conditions set forth in Article IX. At the Closing:

              (a) Buyer shall deliver to the Company $3,496,685 in immediately available funds by wire transfer to an account of the Company with a bank designated by the Board of Directors of the Company, by notice to Buyer, not later than two business days prior to the Closing Date (or if not so esignated, then by certified or official bank check payable in immediately available funds to the order of the Company in such amount) and the Escrow Funds shall be delivered by Buyer to the Escrow Agent.

              (b) The Shareholders shall deliver to Buyer, free and clear of all Liens, the certificates for the Shares to be sold by each Shareholder in negotiable form, duly authorized in blank, or with separate notarized stock transfer powers attached thereto and signed in blank.

                         ARTICLE III

        REPRESENTATIONS AND WARRANTIES OF THE COMPANY
                   AND GUINN AND KLINGSHEIM

         The Company and Guinn and Klingsheim jointly and severally represent and warrant to Buyer as of the date hereof as follows:

         Section 3.01.  Corporate Existence and Power.   The Company is a
  corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all corporate powers and all governmental licenses, authorizations, permits, consents and approvals required to carry on its business as now conducted, except for those licenses, authorizations, permits, consents and approvals the absence of which would not, individually or in the aggregate, have a Material Adverse Effect. The Company is duly qualified to do business as a foreign corporation and is in good standing in each jurisdiction where such qualification is necessary, except for those jurisdictions where failure to be so qualified, individually or in the aggregate, would not have a Material Adverse Effect. The Company has heretofore delivered or, on or prior to the Closing Date, will deliver, to Buyer true and complete copies of the certificate of incorporation and bylaws of the Company as currently in effect.

         Section 3.02. Corporate Authorization. The execution, delivery and performance by the Company of this Agreement and the other Transaction Documents to which it is a party are within the Company's corporate powers and, except for corporate authorizations and actions contemplated by this Agreement to occur subsequent to the date hereof and prior to Closing, this Agreement has been, and the other Transaction Documents will on the Closing

  Date be, duly authorized by all necessary corporate action on the part of the Company. This Agreement constitutes a valid and binding agreement of the Company.

         Section 3.03.  Governmental Authorization.  Except as set forth in
  Schedule 3.3, the execution, delivery and performance by the Company of this Agreement requires no action by or in respect of, or filing with, any governmental body, agency, or official.

         Section 3.04. Effect of Agreement on the Company. Except as set forth in Schedule 3.4, neither the execution and delivery of this Agreement or the Transaction Documents to which it is a party nor the consummation of the transactions contemplated hereby or thereby will (i) result in the acceleration or termination of, or the creation in any party of the right to accelerate, terminate, modify or cancel, any contract or other obligation or liability to which the Company is a party or is bound or to which the Company's assets are subject, (ii) conflict with, violate or result in a breach of any provision of the organizational documents or bylaws of the Company or (iii) conflict with or violate any law, rule, regulation, ordinance, order, writ, injunction or decree applicable to the Company or by which any of their respective properties or assets is bound or affected. This Agreement has been duly executed and delivered by the Company (assuming that it has been duly executed and delivered by Buyer), constitutes a legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms except as enforcement thereof may be limited by liquidation, conservatorship, bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally from time to time in effect and except that equitable remedies aresubject to judicial discretion. Each of the Transaction Documents to which the Company is a party, when executed and delivered in accordance with the terms hereof (and assuming that each such Transaction Document has been duly executed and delivered by the other parties thereto), will constitute the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms except as enforcement thereof may be limited by liquidation, conservatorship, bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally from time to time in effect and except that equitable remedies are subject to judicial discretion.

         Section 3.05.  Capitalization.

              (a) The authorized capital stock of the Company consists of 1,250,000 shares of Common Stock. As of the date hereof, there were outstanding 1,062,500 shares of Common Stock which shares are owned by
         the Shareholders in the respective amounts set forth opposite their names in column B of Schedule A hereto, free and clear of all Liens.

              (b) The Shares have been duly authorized and validly issued, are fully paid and non-assessable shares of Common Stock and the holders thereof are not, or will not be, entitled to any preemptive
or
         other similar rights. Except as set forth in this Section 3.05 and except as set forth in Schedule 3.5, there are no outstanding (I) shares of capital stock or voting securities of the Company, (ii) securities of the Company convertible into or exchangeable for shares of capital stock or voting securities of the Company or (iii) options or other rights to acquire from the Company, or other obligation of the
         Company to issue, any capital stock, voting securities or securities convertible into or exchangeable for capital stock or voting securities
         of the Company (the items in clauses (i), (ii) and (iii) being referred to collectively as the "Company Shares"). There are no outstanding obligations of the Company to repurchase, redeem or otherwise acquire any Company Shares.

         Section 3.06. Subsidiaries. The Company does not own any interest in any corporation or other business entity and, except as set forth in
  Schedule 3.6, the Company is not a participant in any partnership or any joint venture with any third party.

         Section 3.07. Financial Statements. The Company has delivered to Buyer (a) the Company's consolidated balance sheet at December 31, 1994 and each of the two preceding fiscal year-ends, (b) its related consolidated statements of income and retained earnings for the fiscal years then ended, and (c) all related notes and schedules. All liabilities of the Company at December 31, 1994 required to be reflected or reserved for by GAAP are fully reflected or reserved for in the Company's consolidated balance sheet at December 31, 1994 the ("Balance Sheet"). December 31, 1994 is referred to herein as the "Balance Sheet Date." All liabilities of the Company required to be reflected or reserved for by GAAP are fully reflected or reserved for. All of the financial statements referred to in this
  Section 3.07 were prepared in accordance with GAAP and, subject to any qualifications set forth in the applicable notes and schedules, fairly present the financial position and results of operations of the Company at the dates and for the periods covered and include all adjustments that are necessary for a fair presentation of the information shown.

         Section 3.08.  Absence of Certain Changes.  Except as set forth in
  Schedule 3.8, since the Balance Sheet Date, the business of the Company has been conducted in the ordinary course consistent with past practices and, except pursuant to or as contemplated under any Transaction Documents, there has not been:

              (a) any event, occurrence, development, state of circumstances or facts (except that with respect to any event, occurrence, development, state of circumstances or facts outside the control of the
         Company, only as to the best of the knowledge of the Company), which has had or could reasonably be expected to have a Material Adverse Effect;

              (b) any declaration, setting aside or payment of any dividend or other distribution with respect to any shares of capital stock of the Company, or any repurchase, redemption or other acquisition by the
         Company of any outstanding shares of capital stock or other securities of, or other ownership interests in, the Company;

              (c) any amendment of any material term of any outstanding security of the Company;

              (d)  any incurrence, assumption or guarantee by the Company of any indebtedness for borrowed money other than in the ordinary course of business and in amounts and on terms consistent with past practices,
         but in any event not exceeding $10,000;

              (e) any creation or assumption by the Company of any Lien on any material asset other than in the ordinary course of business consistent with past practices;

              (f) any making of any loan, advance or capital contributions to or investment in any Person;

              (g) any damage, destruction or other casualty loss affecting the business or assets of the Company not covered by insurance which, individually or in the aggregate, has had or would reasonably be expected to have a Material Adverse Effect;

              (h) any transaction or commitment made, or any contract or agreement entered into, by the Company relating to its assets or business (including the acquisition or disposition of any assets) or any relinquishment by the Company of any contract or other right, in either case, material to the Company, taken as a whole, other than transactions and commitments in the ordinary course of business consistent with past practices;

              (i) any change in any method of accounting or accounting practice by the Company, except for any such change after the date hereof required by reason of a concurrent change in GAAP;

              (j) any (i) employment, deferred compensation, severance, retirement or other similar agreement entered into with any director, officer or employee of the Company (or any amendment to any such existing agreement), (ii) grant of any severance or termination pay to
         any director, officer or employee of the Company other than under existing arrangements which have been disclosed to Buyer, or (iii) change incompensation or other benefits payable to any director, officer or employee of the Company pursuant to any severance or retirement plans or policies thereof, other than in the ordinary course of business consistent with past practice; or

              (k) any labor dispute, other than routine individual grievances, or any activity or proceeding by a labor union or representative thereof to organize any employees of the Company, which
        employees were not subject to a collective bargaining agreement at the
         Balance Sheet Date, or any lockouts, strikes, slowdowns, work stoppages or threats thereof by or with respect to any employees of the Company.

         Section 3.09. No Undisclosed Material Liabilities. There are no liabilities of the Company of any kind whatsoever, whether accrued, contingent, absolute, determined, determinable or otherwise, and there
         is no existing condition, situation or set of circumstances which could reasonably be expected to result in such a liability, other than:

              (a) liabilities provided for in the Balance Sheet or disclosed in the notes thereto;

              (b)  liabilities disclosed on Schedule 3.9;

              (c) liabilities incurred for accounts payable and any accruals of current liabilities since the Balance Sheet Date in each case in type and amounts which are accrued in the ordinary course of the Company's business.

              (d)  liabilities covered by insurance; and

              (e) other undisclosed liabilities which, individually or in the aggregate, are not material to the Company, taken as a whole.

         Section 3.10. Related Party Transactions. Schedule 3.10 contains a complete list of all transactions and agreements between the Company, on the one hand, and any Shareholders, suppliers, customers or other parties ("Related Parties"), on the other hand, where an officer, director, employee or holder of 5% or more of the outstanding equity of
         such Related Party is an Immediate Family Member of an officer, director, employee or holder of 5% or more of the outstanding equity of
         the Company. Except as disclosed on Schedule 3.10, since the Balance Sheet Date the aggregate dollar amount of any transactions between any
         Related Party and the Company has not exceeded $10,000.

         Section 3.11.  Material Contracts.

              (a) Except as disclosed in Schedule 3.11 and except pursuant to or as contemplated under any of the Transaction Documents, and in the case of Sections 3.11(a)(i) and 3.11(a)(ii), except for any agreements
         that are terminable on not more than 30 days notice and without the payment of any penalty by, or any other material consequence to, the
           Company, the Company is not a party to or bound by:

                            (i)     any lease (whether of real or personal
  property)
                   providing for annual rentals of $10,000 or more;

                           (ii)     except for any purchase orders or
  agreements for the
                   purchase of materials, supplies, goods, services, equipment or other assets entered into in the ordinary course of business and on terms and conditions consistent with past practice in all material respects, any agreement for the purchase of materials, supplies, goods, services, equipment or other assets that
                   provides for either (A) annual payments by the Company of $10,000 or more or (B) aggregate payments by the Company of $10,000 or more;

                          (iii)     except for any purchase orders or
  sales, distribution
                   or other similar agreements providing for the sale by the Company of materials, supplies, goods, services, equipment or other assets entered into in the ordinary course of business and on terms and conditions consistent with past practice in all
                   material respects, any sales, distribution or other similar agreement providing for the sale by the Company of materials, supplies, goods, services, equipment or other assets that
                   provides for either (A) annual payments to the Company of $10,000 or more or (B) aggregate payments to the Company of $10,000 or more;

                           (iv)     any partnership, joint venture or
  other similar
                   agreement or arrangement;

                            (v)     any agreement relating to the
  acquisition or
                   disposition of any business (whether by merger, sale of stock, sale of assets or otherwise);

                           (vi)     any agreement relating to indebtedness
  for borrowed
                   money or the deferred purchase price of property (in either case, whether incurred, assumed, guaranteed or secured by any asset), except any such agreement (A) with an aggregate outstanding principal amount not exceeding $10,000 and which may be prepaid on not more than 30 days notice without the payment of any penalty and (B) entered into subsequent to the date of this
                   Agreement as permitted by Section 3.08(iv);

                          (vii)     any license, franchise or similar
  agreement which is
                   material to the Company taken as a whole;

                         (viii)     any agency, dealer, sales
  representative, marketing
                   or other similar agreement which is material to the Company taken as a whole;

                           (ix)     any agreement that limits the freedom
  of the Company
                   to compete in any line of business or with any Person or in any area Or which would so limit the freedom of the Company after the
                   Closing Date;

                            (x)     any agreement with any other Person
  directly or
                   indirectly owning, controlling or holding with power to vote, 5%
                   or more of the outstanding voting securities of any of such
                   Affiliate;

                           (xi)     any agreement with any director or
  officer of the
                   Company or with any "associate" or any member of the "immediate family" (as such terms are respectively defined in Rules 12b-2 and 16a-1 of the 1934 Act) of any such director or officer; or

                          (xii)     any other agreement, commitment,
  arrangement or plan
                   not made in the ordinary course of business that is material to the Company, taken as a whole.

                (b) Each agreement, commitment, arrangement or plan disclosed in any Schedule to this Agreement or required to be disclosed pursuant to this Section is a valid and binding agreement of the Company, and is in full force and effect, and neither the Company nor any other party thereto is in default or breach in any material respect under the terms of any such agreement, contract, plan, lease, arrangement or commitment except for defaults that have not had or would not reasonably be expected to have a Material Adverse Effect.

           Section 3.12.  Litigation.

                (a)  There is no action, suit, investigation or proceeding
  (or
           any basis therefor) pending against or threatened against or affecting, the Company or any of its properties before any court or arbitrator or any governmental body, agency or official in which there is a reasonable possibility of an adverse decision which would reasonably be
           expected to have a Material Adverse Effect.

                (b) Except as disclosed on Schedule 3.12, no officer, director, key management employee or sales representative or Immediate
  Family
           Member of an officer, director, key management employee or sales representative of the Company has been convicted in a criminal proceeding, is a named subject of a criminal proceeding which is
           presently pending (excluding traffic violations and other minor offenses) or is to the knowledge of such Person the subject of
  a
           criminal investigation.

           Section 3.13.  Compliance with Laws and Court Orders; No
  Defaults.  The
    Company is not in violation of, and has not since the Balance Sheet
  Date
    violated, any applicable law, rule, regulation, judgement, injunction, order or decree except for violations that have not had and would not reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect.

           Section 3.14.  Properties.

                (a) The Company has good title to, or in the case of leased property has valid leasehold interests in, all personal property and assets (whether tangible or intangible) reflected on the Balance Sheet or acquired after the Balance Sheet Date, except for property and assets sold since the Balance Sheet Date in the ordinary course of business consistent with past practices. The Company has a valid and insurable fee simple title to, or in the case of leased real property has valid leasehold interests in, all real property reflected on the
           Balance Sheet or acquired after the Balance Sheet Date, except for any such real property sold since the Balance Sheet Date in the ordinary course of business consistent with past practices. None of such property or assets (whether real or personal) is subject to any Liens, except:

                            (i)     Liens disclosed on the Balance Sheet;

                           (ii)     Liens for taxes not yet due or being
  contested in
                   good faith (and for which adequate accruals or reserves have been established on the Balance Sheet); or

                (b) Liens of record which do not materially detract from the value or materially interfere with any present use of such property or assets.

                (c) There are no developments affecting any such property or assets (whether real or personal) pending or threatened, which might materially detract from the value of such property or assets, or materially interfere with any present use of any such property or assets.

                (d) Except as set forth in Schedule 3.14, the plant and equipment owned by the Company has been reasonably maintained consistent with standards generally followed in the industry
  (giving
           due account to the age and length of use of same, ordinary wear and tear excepted) and are adequate and suitable for their present uses and, in the case of plants, buildings and other structures
  (including
           the roofs thereof), are structurally sound.

                (e) All real property currently has access to (i) public roads or valid easements for such ingress to and egress from all such real property and (ii) water supply, storm and sanitary sewer facilities, telephone, gas and electrical connections, fire protection, drainage and other public utilities, in each case as is necessary for the conduct of the businesses of the Company as heretofore conducted by
           Buyer and none of the structures on any such owned or leased real property encroaches upon real property of another person, and no structure of any other person substantially encroaches upon any of such owned or leased real property.

                (f) Except as disclosed in Schedule 3.14, the property and assets owned or leased by the Company, or which it otherwise has the right to use, constitutes all of the property and assets held for use or used in connection with the business of the Company and is generally adequate to conduct such business as currently conducted by the Company.

           Section 3.15. Products. Each of the products produced or sold by the
    Company is, and at all times up to and including the sale thereof by the
    Company has been (a) in compliance in all material respects with all applicable federal, state, and local laws and regulations and (b)
  conforms
    in all material respects to any promises or affirmations of fact made on the container or label for such product or in connection with its sale, subject to returns, repairs, defects and allowances consistent with past practice. There is no design defect with respect to any of such products and each of such products contains adequate warnings, presented in a reasonably prominent manner, in accordance with applicable laws, rules
  and
    regulations and current industry practice with respect to its contents and use.

           Section 3.16. Manufacturing Facilities. All manufacturing facilities ofthe Company  are currently being operated in compliance with current
  Good
    Manufacturing Practice guidelines as established by the United States
  Food&
    Drug Administration.

           Section 3.17.  Intellectual Property.

                (a)  Schedule 3.17 contains a list of all Intellectual
  Property
           Rights owned or licensed and used or held for use by the Company which are material to the Company taken as a whole ("Company
  Intellectual
           Property Rights"), specifying as to each, as applicable: (i) the nature of such Intellectual Property Right; (ii) the owner of such Intellectual Property Right; (iii) the jurisdictions by or in which
           such Intellectual Property Right is recognized without regard to registration or has been issued or registered or in which an application for such issuance or registration has been filed, including
           the respective registration or application numbers; and (iv) licenses, sublicenses and other agreements as to which the Company is a party and pursuant to which any Person is authorized to use such Intellectual
           Property Right, including the identity of all parties thereto, a description of the nature and subject matter thereof, the applicable royalty and the term thereof.

                (b) (i) Since the Balance Sheet Date the Company has not been a defendant in any action, suit, investigation or proceeding relating to, or otherwise has been notified of, any alleged claim or infringement of any Intellectual Property Rights, and the Company and its Affiliates
           have no knowledge of any other such infringement by the Company, and
           (ii) the Company and its Affiliates have no knowledge of any continuing infringement by any other Person of any Company Intellectual
  Property
           Rights. No Company Intellectual Property Right is subject to any outstanding judgment, injunction, order, decree or agreement restricting the use thereof by the Company or restricting the licensing
           thereof by the Company to any Person. Except as set forth on Schedule
           3.17, the Company has not entered into any agreement to indemnify any other Person against any charge of infringement of any Intellectual
           Property Right.

           Section 3.18. Insurance Coverage. The Company has furnished to Buyer a list of, and true and complete copies of, all insurance policies and fidelity bonds relating to the assets, business, operations, employees,
    officers or directors of the Company. There is no claim by the Company pending under any of such policies or bonds as to which coverage has been questioned, denied or disputed by the underwriters of such policies or bonds or in respect of which such underwriters have reserved their rights.
    All premiums payable under all such policies and bonds have been paid timely and the Company has otherwise complied fully with the terms and conditions of all such policies and bonds except where the failure to have
    made payment or to be in full compliance would not reasonably be expected to result in a Material Adverse Effect. Such policies of insurance and bonds (or other policies and bonds providing substantially similar insurance coverage) are in full force and effect. Such policies and bonds
    are of the type and in amounts customarily carried by Persons conducting businesses similar to those of the Company. The Company does not know of any threatened termination of, premium increase with respect to, or material alteration of coverage under, any of such policies or bonds. Except as disclosed in Schedule 3.18, the Company shall after the
  Closing
    continue to have coverage under such policies and bonds with respect to events occurring prior to the Closing.
           Section 3.19.  Licenses and Permits.

                (a) Schedule 3.19 correctly describes each license, franchise, permit or other similar authorization affecting, or relating in any way to, the assets or business of the Company which are material to the
           Company taken as a whole (the "Permits") together with the name of the government agency or entity issuing such Permit. Except as set forth on the Schedule 3.19, such Permits are valid and in full force and effect and none of the Permits will be terminated or impaired or become terminable, in whole or in part, as a result of the transactions contemplated hereby.

                (b) The Company has all licenses, franchises, permits or other similar authorizations, and all approvals of governmental or regulatory authorities as are required to operate its business in each state of the United States where it is engaged in such activity.

           Section 3.20. Inventories. The inventories set forth in the Balance
    Sheet were properly stated therein at the lesser of cost or fair market value determined in accordance with GAAP.  Since the Balance Sheet
  Date,
    the inventories of the Company have been maintained in the ordinary course of business.

           Section 3.21.  Loans, Notes, Accounts Receivable and Accounts
  Payable.
    All receivables of the Company, including the loans, notes and accounts receivable reflected on the Balance Sheet and all such loans, notes and accounts receivable arising after the Balance Sheet Date, arose, and have arisen, from bona fide transactions of the Company, and the reserves accrued for doubtful accounts are in accordance with GAAP. Accounts payable of the Company reflected on the Balance Sheet and all accounts payable arising after the Balance Sheet Date arose, and have arisen, from
    bona fide transactions.

           Section 3.22. Projections. The financial projections relating to the
    Company delivered to Buyer are made in good faith and are based upon reasonable assumptions, and the Company is not aware of any fact or set of
    circumstances that would lead it to believe that such projections are incorrect or misleading in any material respect.

           Section 3.23. Finders' Fees. No investment banker, broker, finder or other intermediary is entitled to any fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by or on behalf of the Company.

           Section 3.24. Employees. Schedule 3.24 sets forth a true and complete list of the names, titles, annual salaries and other compensation of all officers of the Company and all other employees of the Company, and none of such employees and no other key employee of the Company has indicated to the Company that he intends to resign or retire as a result of the transactions contemplated by this Agreement or otherwise within three years
    after the Closing Date.

           Section 3.25. Labor Matters. The Company is in compliance with all currently applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, and is not engaged in any unfair labor practice, failure to comply with which or engagement in which, as the case may be, would reasonably be expected to have a Material
    Adverse Effect. There is no unfair labor practice complaint pending or threatened against the Company before the National Labor Relations
  Board.

           Section 3.26.  Environmental Matters.

                (a)  Except as disclosed on Schedule 3.26:

                            (i)     The Company has not received any
  notice,
                   notification, demand, request for information, citation, summons, complaint or order and no complaint has been filed, no penalty has been assessed and no investigation or review is pending, threatened by any governmental entity or other Person with respect to any (A) alleged violation of any Environmental Law or liability thereunder, (B) alleged failure to have any Environmental Permit, (C) Regulated Environmental
  Activity or (D)
                   Release of Hazardous Substances;

                           (ii)     no polychlorinated biphenyls,
  radioactive material,
                   urea formaldehyde or underground storage tank (active or
                   abandoned) or solid or liquid waste disposal area
  (whether a
                   lagoon, impoundment or other area) is or has been present at any property now or previously owned, leased or operated by the
                   Company and no asbestos or asbestos-containing material which would be required to be removed or remediated under Environmental
                   Laws is present at any property now owned, leased or operated by the Company;

                          (iii)     no Hazardous Substance has been
  Released (and no
                   notification of such Release has been filed or made) or is at, on or under any property now or previously owned, leased or operated by the Company;

                           (iv)     no property now or previously owned,
  leased or
                   operated by the Company or any property to which the Company has transported or arranged for the transportation of any Hazardous
                   Substances is listed or, to the Company's knowledge, proposed for listing, on the National Priorities List promulgated pursuant to
                   CERCLA, on CERCLIS (as defined in CERCLA) or on any similar federal, state, local or foreign list of sites requiring
                   investigation or clean-up;

                            (v)     there are no liens under Environmental
  Laws on any of
                   the real property or other assets owned, leased or operated by the Company, and the Company has not received oral or written notification that any government actions have been taken or are in process which could subject any of such properties or assets to such liens and no Person would be required to place any notice or restriction relating to Hazardous Substances at any property owned by it in any deed to such property;

                           (vi)     there are no Environmental Permits
  that are
                   nontransferable or require consent to remain in full force and effect following the consummation of the transactions contemplated hereby;

                          (vii)     the Company and the properties and
  assets currently
                   owned or operated by the Company are and have been in compliance at all times with all Environmental Laws and the properties and assets previously owned or leased by the Company were, during the time of such ownership or operation, in compliance with then existing Environmental Laws;

                         (viii)     the Company does not produce or
  purchase for use or
                   use any Class I Substance or Class II Substance or any product containing or made with any Class I Substance or Class
  II
                   Substance. "Class I Substance" and "Class II Substance" have the meanings set forth in clauses (3) and (4), respectively, or
                   Section 601 of the Clean Air Act, 42 U.S.C. No.7671, as amended;

                           (ix)     the Company does not produce or
  purchase for use or
                   uses in a manufacturing process any cadmium, lead, mercury or hexavalent chromium or produces or purchases for use or uses in a manufacturing process any material, part, component or subassembly incorporated in its products which includes any
                   cadmium, lead, mercury or hexavalent chromium; and

                            (x)     there is no action, suit,
  investigation or proceeding
                   (or any basis therefor) pending against or threatened against or affecting the Company or any of its properties before
  any court
                   or arbitrator or any governmental body, agency or
  official with
                   respect to any (A) alleged violation of any
  Environmental Law or
                   liability thereunder, (B) alleged failure to have any
                   Environmental Permit,   Regulated Environmental
  Activity or
                   (D) Release of Hazardous Substances.

                (b) There has been no environmental investigation, study, audit, test, review or other analysis conducted of which the
  Company
           has knowledge in relation to the current or prior business of the
           Company or any property or facility now or previously owned, leased or operated by the Company which has not been delivered to Buyer at least five days prior to the date hereof.

                (c) The Company does not own or lease nor has it ever owned or leased any property or operated a facility or any property in New
           Jersey or Connecticut.

                (d) For purposes of this Section 3.26, the term "Company" shall include any presently or previously owned Company and any entity which is, in whole or in part, a predecessor of the Company.

                (e)  For purposes of this Section 3.26, any
  representations or
           warranties made with respect to any property which is not presently owned, leased or operated by the Company are, with respect only to any period during which the Company did not own, lease or operate such property made to the knowledge of the Company.

           Section 3.27.  No Solicitation.  Except as disclosed on
  Schedule 3.27
    hereto, the Company hereby represents that neither it nor its representatives is currently engaged and it will not engage in discussions
    or negotiations with any Person (other than Buyer) regarding the purchase of any of the assets or equity of the Company or any other similar transaction.

           Section 3.28. Full Disclosure. No representation or warranty of the
    Company made in this Agreement, nor any written statement furnished to Buyer pursuant hereto, or in connection with the transactions contemplated
    hereby, heretofore furnished to Buyer by the Company, contains or will contain any statement which constitutes an untrue statement of a material
    fact or fails or will fail to state a material fact which was necessary to make the statements or facts contained herein or therein not misleading.

                            ARTICLE IV

        REPRESENTATIONS AND WARRANTIES OF THE SHAREHOLDERS

           Each of the Shareholders hereby represents and warrants to Buyer with respect to itself, and not with respect to any other Shareholder, as follows:

           Section 4.01.  Title to Shares.  Other than as set forth in
  Schedule
    4.1 hereto, each Shareholder owns the Shares set forth opposite its name in
    column B of Schedule A hereto (which, except as disclosed on Schedule
  4.1
    hereto, in the aggregate represent all of the issued and outstanding shares of capital stock of the Company) free and clear of any Lien, adverse claim, restriction on sale or transfer (other than restrictions imposed by applicable securities laws), preemptive right, limitations on voting rights
    or option and has the authority to dispose of such Shares pursuant to this
    Agreement.

           Section 4.02. Effect of Agreement on Shareholders. The execution, delivery and performance of this Agreement and the Transaction
  Documents to
    which it is a party by each Shareholder and the consummation by each Shareholder of the transactions contemplated hereby and thereby will not
    require any notice to, filing with, or the consent, approval or authorization of any person or governmental authority. This Agreement has
    been duly executed and delivered by the Shareholders, constitutes a legal, valid and binding obligation of the Shareholders, enforceable against the
    Shareholders in accordance with its terms. Each of the Transaction Documents to which the Shareholders are a party, when executed and delivered in accordance with the terms hereof, will constitute the legal,
    valid and binding obligation of the Shareholders, enforceable against the
    Shareholder in accordance with its terms.

           Section 4.03. Litigation. There are no claims, actions, suits, arbitrations, grievances, proceedings or investigations pending or, to the best knowledge of each Shareholder threatened, against such Shareholder, at law, in equity or before any federal, state, municipal or other governmental or nongovernmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, involving the transactions
    contemplated hereby.

           Section 4.04.  Shareholder Agreements.  There are no
  agreements,
    written or oral, between the Company and any Shareholder or between the
    Shareholders, relating to the acquisition (including without limitation rights of first refusal or pre-emptive rights), disposition, registration under the 1933 Act, as amended, or voting of the capital stock of the Company.

           Section 4.05. Full Disclosure. No representation or warranty of the
    Shareholders made in this Agreement, nor any written statement furnished to
    Buyer pursuant hereto, or in connection with the transactions contemplated hereby, heretofore furnished to Buyer by the Shareholders, contains or will contain any statement which constitutes an untrue statement of a material fact or fails or will fail to state a material fact which was necessary to make the statements or facts contained herein or therein not misleading.

                            ARTICLE V

             REPRESENTATIONS AND WARRANTIES OF BUYER

           Buyer hereby represents and warrants to the Company and the Shareholders as follows:

           Section 5.01. Corporate Existence and Power. Buyer is a corporation duly organized, validly existing and in good standing under the laws of
    Colorado and has all corporate or powers and all governmental licenses, authorizations, permits, consents and approvals required to carry on its business as now conducted.

           Section 5.02. Corporate Authorization. The execution, delivery and performance by Buyer of this Agreement and any other Transaction
  Document
    to which it is a party are within the corporate powers of Buyer and have been duly authorized by all necessary corporate action on the part of Buyer. This Agreement and any other Transaction Document to which it is
    party constitute valid and binding agreements of Buyer.

           Section 5.03. Governmental Authorization. The execution, delivery and performance by Buyer of this Agreement and any other Transaction
  Document
    to which it is a party require no action by or in respect of, or filing with,  any governmental body, agency or official.

           Section 5.04. Non-Contravention. The execution, delivery and performance by Buyer of this Agreement and any other Transaction
  Document
    to which it is a party do not and will not (a) violate the articles of incorporation or bylaws of Buyer, (b) violate any applicable law, rule,
    regulation, judgment, injunction, order or decree binding upon Buyer or require consent or other action to any Person under any agreement or other instrument binding upon Buyer.

           Section 5.05. Finders' Fees. Except as previously disclosed by Buyer to the Company, no investment banker, broker, finder or other intermediary is entitled to any fee or commission in connection with the transactions contemplated by this Agreement based upon arrangements made by Buyer.

           Section 5.06. Compliance with Laws. Except as previously disclosed in writing by Buyer to the Company, Buyer is not in violation of any applicable provisions of any laws, statutes, ordinances, regulations, administrative interpretations, orders, judgments, policies or decrees of
    any court or governmental or administrative authority that are applicable to Buyer other than violations which are not reasonably likely, individually or in the aggregate, to prevent, enjoin, alter or materially
    delay the transactions contemplated hereby.

                            ARTICLE VI

                     COVENANTS OF THE PARTIES

           Section 6.01. Conduct of Business Until Closing Date. From the date of this Agreement and until the Closing Date, except with the prior written consent of Buyer, the Company shall conduct its business in the ordinary course and consistent with past practices and use its best efforts to preserve intact its business organization and goodwill, keep available the
    services of its present officers and key employees and preserve the goodwill and business relationships with suppliers, customers and others
    having business relationships with it. Without limiting the generality of the foregoing, the Company shall:

                (a) refrain from changing, in any material respect, any of its business policies relating to its business;

                (b) maintain and keep its assets in good repair, working order and condition consistent with past practices (except for obsolescence, ordinary wear and tear and damage due to casualty);

                (c) perform all of its obligations under all contracts, leases and any and all other agreements relating to or affecting its assets or its business except where the failure to so perform would have a
           Material Adverse Effect;

                (d)  refrain from

                        (i) issuing, redeeming, selling or disposing of, or
          creating any obligation to issue, redeem, sell or dispose of, any shares of its capital stock (whether authorized but unissued or held in treasury);

                       (ii) taking any action with respect to the grant of any
          severance or termination pay to any employees (except as consistent with current practice or as currently provided with existing arrangements) or with respect to any increase of benefits payable under any severance or termination pay policies or agreements in effect on the date hereof and applicable to employees;

                      (iii)   entering into, adopting, modifying or
  amending, in
          any material respect, any written employment, collective bargaining, severance, consulting, bonus, incentive compensation, deferred compensation, profit sharing, employee benefit, welfare benefit or other agreement, plan or arrangement providing for compensation or benefits to employees or independent contractors;

                       (iv) increasing in any material respect the compensation or fringe benefits of any employee or independent contractors or paying any benefit or compensation not required by any existing agreement, plan or arrangement; except, in the case of each of the foregoing, reasonable actions consistent with past practices or in accordance with any existing agreement, plan or arrangement;

                        (v) taking any action that could be reasonably anticipated to have a Material Adverse Effect or that could cause any representation or warranty set forth in Article III hereof to be untrue or any condition to Closing not to be satisfied;

                       (vi) accelerate billings, shipments to customers, payments from customers, orders from suppliers or payment of accounts payable or adjust the level of inventory, except in the ordinary course of business; or

                      (vii) except with the prior written consent of Buyer,
          which consent shall not be unreasonably withheld, entering into any agreement, waiver or other arrangement providing for an extension of time with respect to the filing of any tax return or the payment or assessment of any tax, governmental charge, payment or deficiency.

     Section 6.02. Best Efforts. Subject to the terms and conditions of this Agreement, each of the parties will use its best efforts to take,
  or
    cause to be taken, all actions and to do, or cause to be done, all things necessary or desirable under applicable laws and regulations to consummate the transactions contemplated by this Agreement. Each of the parties agrees to execute and deliver such other documents, certificates, agreements and other writings and to take such other actions as may be necessary or desirable in order to consummate or implement expeditiously
    the transactions contemplated by this Agreement.

     Section 6.03.  Access; Cooperation.  Through the Closing, the
    Company shall make available for inspection by Buyer or the agents or representatives of Buyer, during normal business hours and upon reasonable
    notice (a) all premises utilized by the Company in the conduct of the Company's business, (b) all books of account, contracts and other documents relating to or constituting a part of the Company's assets, the key management personnel of the Company, (d) financial and operating
    data relating to the Company, and (e) such further information with respect to the Company, as Buyer, from time to time, shall reasonably request, provided that such access shall not unduly interfere with the normal business operations of the Company.

     Section 6.04. Certain Filings. Each of the parties shall cooperate with one another (a) in determining whether any action by or in respect of,
    or filing with, any governmental body, agency, official or authority is required, or any actions, consents, approvals or waivers are required to be obtained from parties to any material contracts, in connection with the consummation of the transactions contemplated by this Agreement and
  (b) in
    taking such actions or making any such filings, furnishing information required in connection therewith and seeking timely to obtain any such actions, consents, approvals or waivers.

     Section 6.05. Public Announcements. The parties agree to consult with each other before issuing any press release or making any public statement with respect to this Agreement or the transactions contemplated hereby and, except as may be required by applicable law or any listing agreement with any national securities exchange, will not issue any such
    press release or make any such public statement prior to such consultation.

     Section 6.06. Notice of Certain Events. If prior to Closing, either Buyer, on the one hand, or the Company, on the other hand, shall
    acquire knowledge of any fact, law or circumstance which would be required to be disclosed by such party to avoid a breach of its representations and warranties contained in this Agreement, then such party shall immediately disclose such fact, law or circumstance to the other party.

     Section 6.07. Exclusivity. The Company will not directly or through agents, representatives or other affiliated parties, after the date
    hereof and prior to closing or termination of this agreement, whichever is earlier, (a) solicit, initiate, or encourage the submission of any proposal or offer from any person relating to any (i) liquidation, dissolution or recapitalization, (ii) merger or consolidation, (iii) acquisition or purchase of securities or assets, or (iv) similar transaction or business
    combination involving the Company or (b) participate in any discussions or negotiations regarding, furnish any information with respect to, assist or participate in, or facilitate in any other manner any effort or attempt by any person to do or seek any of the foregoing.

     Section 6.08. Noncompetition; Nonsolicitation. In order that Buyer may have and enjoy the benefit of the acquisition of the Company, the Controlling Shareholders shall not, and shall cause its Affiliates and associates not to, directly or indirectly, for a period of five years commencing on the Closing Date, (a) engage (as owner, stockholder, partner
    or otherwise, except as a holder of fewer than 5% of the outstanding shares or other equity interests of a company whose shares or other equity interests are publicly traded) in any business which directly or indirectly
    competes with the business of Buyer or any of its Affiliates, as now conducted; (b) induce any employee of the Company or any of its
  Affiliates
    to engage in any activity in which the officers are prohibited from engaging by subsection (a) or to terminate his employment with the
  Company
    or any of its Affiliates, and will not directly or indirectly employ or offer employment to any person who was employed by the Company or any of its Affiliates unless such person shall have been terminated without cause or ceased to be employed by the Company and any of its Affiliates for a period of at least 12 months; or (c) make any statement or take any action intended to impair the goodwill or the business reputation of Buyer or any of its affiliates or subsidiaries, or to be otherwise detrimental to the interests of Buyer or any of its affiliates or subsidiaries, including any action or statement intended, directly or indirectly, to benefit a competitor of Buyer or any of its affiliates or subsidiaries. It is expressly understood and agreed that although the Controlling
  Shareholders
    and Buyer consider the restrictions contained in this Section 6.08 to be reasonable, if a final judicial determination is made by a court of competent jurisdiction that the time and territory or any other restriction
    contained in this Section 6.08 is an unenforceable restriction against the
    Officers, the provisions of this Section 6.08 shall not be rendered void but shall be deemed amended to apply as to such maximum time and territory and to such maximum extent as such court may judicially determine or indicate to be enforceable. Alternatively, if any court of competent jurisdiction finds that any restriction contained in this Section6.08 is
    unenforceable, and such restriction cannot be amended so as to make it enforceable, such finding shall not affect the enforceability of any of
    the other restrictions contained herein.

     Section 6.09. Joint Marketing Program. During the time between the execution of this Agreement and the Closing, Buyer shall use its best efforts to introduce the Company, where appropriate, to such of
  Buyer's
    contacts as may be beneficial to the Company's business. In the event that the parties do not consummate the transactions contemplated hereby and the
    Company, within a period of one year from the date of the termination of this Agreement, enters into an agreement or provides any services to or sells any products to any contact provided by Buyer to the Company, the
    Company shall pay to Buyer, for a period of five years from the date of the termination of this Agreement, a royalty or commission, equivalent to sales commissions paid by the Company on similar transactions or as mutually agreed by the parties, on the Company's total sales or revenues from any
    such party.

     Section 6.10. Working Capital. Buyer agrees to furnish working capital to the Company during the time between the execution of this Agreement and the Closing in the sole discretion of Buyer. Each advance of
    working capital by Buyer to the Company shall be evidenced by a promissory note (each a "Promissory Note") in a form reasonably acceptable to Buyer and the Company. Each Promissory Note shall be secured by a first priority perfected security interest in all of the Company's assets. In the event of the termination of this Agreement, the Company shall pay to Buyer all amounts advanced by Buyer on behalf of the Company in accordance with the terms of each Promissory Note.

                           ARTICLE VII

                TAX REPRESENTATIONS AND COVENANTS

     Section 7.01. Tax Definitions. The following terms, as used herein, have the following meanings:

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Pre-Closing Tax Period" means any Tax period ending on or before the close of business on the Closing Date or, in the case of any Tax period
    which includes, but does not end on, the Closing Date, the portion of such period up to and including the Closing Date.

     "Tax" means (a) any net income, alternative or add-on minimum tax, gross income, gross receipts, sales, use, ad valorem, value added, transfer, franchise, profits, license, withholding, payroll, employment,
    excise, severance, stamp, occupation, premium, property, environmental or windfall profit tax, custom, duty or other tax, governmental fee or other like assessment or charge of any kind whatsoever, together with any interest, penalty, addition to tax or additional amount imposed by any governmental authority (domestic or foreign) responsible for the imposition
    of any such tax (a "Taxing Authority"), (b) any liability of the Company for the payment of any amount of the type described in clause (a) above as a result of being a member of an affiliated, consolidated, combined or unitary group and (c) any liability of the Company for the payment of any
    amount as a result of being party to any Tax Sharing Agreement or with respect to the payment of any amounts of the type described in clauses
  (a)
    or (b) above as a result of any express or implied obligation to indemnify any other Person.

     "Tax Asset" means any net operating loss, net capital loss, investment tax credit, foreign tax credit, charitable deduction carryover
    or any other credit or tax attribute which could reduce Taxes
  (including,
    without limitation, credits or other tax attributes which could reduce alternative minimum Taxes).

     "Tax Sharing Agreement" means any existing Tax sharing agreements or arrangements (whether or not written) binding the Company and any other
    agreement or arrangement (including any arrangement required or permitted by law) which (a) requires the Company to make any Tax payment to or for the account of any other person, (b) affords any other person to utilize any Tax Asset of the Company to reduce such other person's Taxes, affords the Company to utilize any Tax Asset of any other person to reduce
    any Taxes of the Company (d) requires or permits the transfer or assignment of income, revenues, receipts, or gains or (e) requires or permits the Company to determine its Tax liability by taking into account
    or by reference to the Tax liability, income, revenues, receipts or gains of any other person.

     Section 7.02.  Tax Representations and Covenants.

          (a) Except as set forth in the Balance Sheet (including the notes thereto) or on Schedule 7.2(a).

                            (i)     all Tax returns, statements, reports
  and forms
                   (including estimated tax or information returns and reports)
                   required to be filed with any Taxing Authority with respect to any Pre-Closing Tax Period by or on behalf of the Company
                   (collectively, the "Returns") have been or will be timely filed when due in accordance with all applicable laws, except where the failure to file would not subject the Company to any liabilities
                   (including any interest, penalties or addition-to-tax);

                           (ii)     as of the time of filing, the Returns
  correctly
                   reflected (and, as to any Returns not filed as of the date hereof, will correctly reflect) in all material respects the facts regarding the income, business, assets, operations,
                   activities and status of the Company and any other information, as required to be shown therein;

                          (iii)     all Taxes shown as due and payable on
  the Returns
                   that have been filed have been timely paid, or withheld and remitted to the appropriate Taxing Authority;

                           (iv)     the charges, accruals and reserves for
  Taxes with
                   respect to the Company for any Pre-Closing Tax Period (including any Pre-Closing Tax Period for which no Return has yet been filed) reflected on the Balance Sheet and the books of the
                   Company(excluding any provision for deferred income taxes) are adequate to cover such Taxes;

                            (v)     the Company is not delinquent in the
  payment of any
                   Tax or has requested any extension of time within which to file any Return, which Return has not yet been filed;

                           (vi)     the Company (or any member of any
  affiliated,
                   consolidated, combined or unitary group of which the Company is or has been a member) has not granted any extension or waiver of the statute of limitations period applicable to any Return, which period(after giving effect to such extension or waiver) has not yet expired;

                          (vii)     there is no claim, audit, action,
  suit, proceeding,
                   or investigation now pending or threatened (including, any issues that, to the knowledge of the Company, may be raised by any
                   Taxing Authority) against or with respect to the Company in respect of any Tax or Tax Asset;

                         (viii) the Company has not filed any request for ruling or determination of any Taxing Authority in respect of any Tax which has been denied during the past five years or which is pending;

                           (ix)     the Company does not own any interest
  in real
                   property in the State of New York or in any other jurisdiction in which a Tax is imposed on the transfer of a controlling interest in an entity that owns any interest in real property;

                            (x)     the Company has not been a member of
  an affiliated,
                   consolidated, combined or unitary group;

                           (xi)     all information set forth in the notes
  to the Balance
                   Sheet relating to Tax matters is true and complete;

                          (xii)     the Company is not a party to any Tax
  Sharing
                   Agreement or is otherwise under any obligation to pay any third party an amount with respect to any Tax;

                         (xiii)     prior to the Closing Date and without
  the prior
                   written consent of Buyer, none of the Company or any Affiliate of the Company shall, to the extent it may affect or relate to the
                   Company, make or change any tax election, change any annual tax accounting period, adopt or change any method of tax accounting, file any amended Return, enter into any closing agreement, settle any Tax claim or assessment, surrender any right to claim a Tax refund, consent to any extension or waiver of the limitation period applicable to any Tax claim or assessment, if any such action would have the effect of increasing the Tax liability or decreasing any Tax Asset of the Company; and

                          (xiv)     prior to the Closing Date, the Company
  shall not
                   reserve any amount for or make any payment of Taxes to any other person or any Taxing Authority except for such Taxes as are due or payable to the Taxing Authority or have been properly
                   estimated in accordance with applicable law as applied in a manner consistent past practice of the Company.

                (b) Schedule 7.2(b) contains a list of all jurisdictions (whether foreign or domestic) to which any Tax is properly payable by
           the Company.

                (c) Schedule 7.2(c) contains an accurate description of current audit issues relating to any Tax, and Schedule 7.2(c) contains copies of revenue agent's or similar reports furnished by any Taxing
  Authority
           for the taxable years which have not been examined and closed or with respect to which the applicable period for assessment under applicable law, after giving effect to extensions or waivers, has expired.

                           ARTICLE VIII

                        EMPLOYEE BENEFITS

           Section 8.01. Employee Benefits Definitions. The following terms, as used herein, shall have the following meanings:

           "Benefit Arrangement" means each employment, severance or other similar contract, arrangement or policy or any plan or arrangement (whether or not written) providing for severance benefits, insurance coverage
  (including
    any self-insured arrangements), workers' compensation, disability benefits, supplemental unemployment benefits, vacation benefits, pension or retirement benefits or for deferred compensation, profit-sharing, bonuses,
    stock options, stock appreciation or other forms of incentive compensation or post-retirement insurance, compensation or benefits which (a) is entered into, maintained or contributed to, as the case may be, by the Company or any of its Affiliates and (b) covers any employee or former employee of the
    Company.

           "Employee Plan" means any "employee benefit plan," as defined in
    Section 3(3)of ERISA, that (i) is subject to any provision of ERISA,
  (ii)
    is maintained, administered or contributed to by the Company or any of its
    ERISA Affiliates and (iii) covers any employee or former employee of the
    Company.

           Section 8.02. Employee Plans. The Company does not maintain any
    Employee Plans.

           Section 8.03.  Benefit Arrangements.

                (a)  Schedule 8.3 identifies each Benefit Arrangement.
  The
           Company has provided Buyer with copies or descriptions of each Benefit
           Arrangement. Each Benefit Arrangement has been maintained in substantial compliance in all material respects with its terms and with
           the requirements prescribed by any and all statutes, orders, rules and regulations which are applicable to such Benefit Arrangement.

                (b) Except as disclosed in writing to Buyer prior to the date hereof, there has been no amendment to employee participation or coverage under any Benefit Arrangement which would increase materially the expense of maintaining such Employee Plan or Benefit
  Arrangement
           above the level of the expense incurred in respect thereof for the most recent fiscal year.

           Section 8.04. No Third-Party Beneficiaries. No provision of this
    Article VIII shall create any third-party beneficiary or other rights in any employee or former employee (including any beneficiary or dependent thereof) of the Company in respect of continued employment (or resumed employment) with the Company and no provision of this Article VIII shall
    create any such rights in any such Persons in respect of any benefits that may be provided, directly or indirectly, under any Benefit Arrangement or any plan or arrangement which may be established by the Company after the
    Closing Date. No provision of this Agreement shall constitute a limitation on rights to amend, modify or terminate after the Closing Date any Benefit
    Arrangement or any other plans or arrangements of the Company.

                            ARTICLE IX

                      CONDITIONS TO CLOSING

           Section 9.01. Conditions to Obligations of the Parties. The obligations of each of the parties to consummate the Closing shall be conditioned uponthe satisfaction or waiver (in whole or in part) of each of
    the following conditions concurrently with or prior to Closing:

                (a) No provision of any applicable law or regulation and no judgment, injunction, order or decree shall prohibit the consummation of the Closing.

                (b) All actions by or in respect of or filings with any governmental body, agency, official or authority required to permit the
           consummation of the Closing shall have been taken, made or obtained.

           Section 9.02.  Conditions to Obligation of Buyer.  The
  obligation of
    Buyer to consummate the Closing shall be conditioned upon the satisfaction or waiver (in whole or in part) of each of the following conditions concurrently with or prior to Closing:

                (a) (i) The Company shall have performed in all material respects all of its obligations hereunder required to be performed by
           it on or prior to the Closing Date, (ii) the representations and warranties of the Company contained in this Agreement and in any certificate or other writing delivered by the Company pursuant hereto, disregarding all qualifications and exceptions contained therein relating to materiality or Material Adverse Effect, shall be true at and as of the Closing Date, as if made at and as of such date with only such exceptions as would not in the aggregate reasonably be expected to have a Material Adverse Effect and (iii) Buyer shall have received a certificate signed by the Chief Executive Officer of the Company to the foregoing effect.

                (b) There shall not be threatened, instituted or pending any action or proceeding by any Person before any court or governmental authority or agency, domestic or foreign, (i) seeking to restrain or prohibit the ownership or operation by Buyer or any of its Affiliates of all or any material portion of the business or assets of the Company or of Buyer or any of their Affiliates or to compel Buyer or any of its
           Affiliates to dispose of all or any material portion of the business or assets of the Company or of Buyer or any of their or Affiliates,
           (ii) seeking to impose or confirm limitations on the ability of Buyer or any of its Affiliates effectively to exercise full rights of ownership of the Shares, including without limitation, the right to
           vote any shares acquired or owned by Buyer or any of its Affiliates on all matters properly presented to the Shareholders or (iii) seeking to require divestiture by Buyer or any of its Affiliates of any Shares.

                (c) No proceeding challenging this Agreement or the transactions contemplated hereby or seeking to prohibit, alter, prevent
           or materially delay the Closing shall have been instituted by any
           Person before any court, arbitrator or governmental body, agency or official and be pending.

                (d)  Buyer shall have received an opinion of Wright &
  Bellows,
           counsel to the Company, dated the Closing Date to the effect specified in Sections 3.01, 3.02, 3.03, 3.04, and 3.05.  In rendering such
           opinion, such counsel may rely upon certificates of public officers and, as to matters of fact, upon certificates of officers of the
           Company, copies of which certificates shall be contemporaneously delivered to Buyer.

                (e) The Company shall have received all consents, authorizations or approvals from the governmental agencies referred to
           in Section 3.03, in each case in form and substance reasonably satisfactory to Buyer, and no such consent, authorization or approval
           shall have been revoked.

                (f) Buyer shall have received all documents it may reasonably request relating to the existence of the Company and the authority of the Company for this Agreement, all in form and substance reasonably satisfactory to Buyer.

                (g) The Company shall have delivered to Buyer copies of the resolutions of its Board of Directors, authorizing and approving the execution of this Agreement and the consummation of the transactions contemplated hereby, certified as true and correct on the Closing Date by its Secretary.

                (h) Grant Thornton LLP shall have completed an audit of the financial statements of the Company for the years ended
  December 31,
           1992, 1993 and 1994, and the results of such audit shall be satisfactory to Buyer in its sole discretion.

                (i) Buyer shall have received the resignation of each officer and each member of the current Board of Directors other than those whom
           Buyer shall have specified in writing at least five days prior to
           Closing that it shall be retaining.

                (j) The Escrow Agreement shall have been fully executed and delivered by all parties thereto.

                (k) All employment agreements between the Company and Guinn and
           Klingsheim shall have been terminated.

                (l) The Company shall deliver the Schedules referred to herein to Buyer, in such form as shall be reasonably acceptable to Buyer, within seven business days of the date hereof.

           Section 9.03. Conditions to Obligation of the Company. The obligation of the Company to consummate the Closing shall be conditioned upon the satisfaction or waiver (in whole or in part) of each of the following conditions concurrently with or prior to Closing:

                (a) (i) Buyer shall have performed in all material respects all of its obligations hereunder required to be performed by it at or prior to the Closing Date, (ii) the representations and warranties of Buyer contained in this Agreement and in any certificate or other writing delivered by Buyer pursuant hereto, disregarding all qualifications and exceptions contained therein relating to materiality or Material
           Adverse Effect, shall be true at and as of the Closing Date, as if made at and as of such date with only such exceptions as would not in the aggregate reasonably be expected to have a Material Adverse
  Effect, and
           (ii) the Company shall have received a certificate signed by an officer of Buyer to the foregoing effect.

                (b)  The Company shall have received an opinion of Kutak
  Rock,
           counsel to Buyer, dated the Closing Date to the effect specified in
           Sections 5.01, 5.02, 5.03 and 5.04. In rendering such opinion, such counsel may rely upon certificates of public officers and, as to matters of fact, upon certificates of officers of Buyer, copies of which certificates shall be contemporaneously delivered to the Company.

                (c)  Buyer shall have received all consents,
  authorizations or
           approvals from governmental agencies referred to in Section
  5.03, in
           each case in form and substance reasonably satisfactory to the Company, and no such consent, authorization or approval shall have been revoked.

                (d) Buyer shall have delivered to the Company copies of resolutions of its Board of Directors, authorizing and approving the
           execution of this Agreement and the consummation of the transactions contemplated hereby, certified as true and correct on the Closing Date by its Secretary.

                (e) No proceeding challenging this Agreement or the transactions contemplated hereby or seeking to prohibit, alter, prevent
           or materially delay the Closing shall have been instituted by any
           Person before any court, arbitrator or governmental body, agency or official and be pending.

                            ARTICLE X

                         MUTUAL RELEASES

           Section 10.01. Release of Buyer and the Company.  The
  Shareholders
    release and forever discharge Buyer and the Company, and their respective directors, officers, employees, agents, successors and assigns from any and all claims, demands, liabilities, obligations, damages, costs, expenses, actions and causes of action, in law or in equity, known or unknown, which the Shareholders ever had or now have against the Buyer or the Company as of the date hereof, including, but not limited to any and all rights, claims, demands, liabilities, obligations, damages, costs, expenses, actions and causes of action, in law or in equity relating to or resulting
    from the Shareholder Agreement or the Stock Option Agreement, other than claims, demands, liabilities, obligations, damages, costs, expenses, actions and causes of action, in law or in equity, arising out of a breach
    of any provision of this Agreement.

           Section 10.02. Release of Shareholders. Buyer and the Company release and forever discharge the Shareholders, their heirs, executors,
    administrators, successors and assigns from any and all claims, demands, liabilities, obligations, damages, costs, expenses, actions and causes of action, in law or in equity, known or unknown, which Buyer or the Company ever had or now have against the Shareholders as of the date hereof, other than claims, demands, liabilities, obligations, damages, costs, expenses, actions and causes of action, in law or equity arising out of a breach of any provision of this Agreement; and provided however that any such release shall not limit in any manner the indemnification obligations of the Controlling Shareholders to the Buyer pursuant to Section 11.02 hereof.

                            ARTICLE XI

                    SURVIVAL; INDEMNIFICATION

           Section 11.01.  Survival.  The covenants, agreements,
  representations
    and warranties of the parties hereto contained in this Agreement or in any certificate or other writing delivered pursuant hereto or in connection herewith shall survive the Closing for a period of 24 months after the Closing; provided that (a) the covenants, agreements, representations
  and
    warranties contained in Articles VII or VIII shall survive until expiration of the statute of limitations applicable to the matters covered thereby
    (giving effect to any waiver, mitigation or extension thereof), if later and (b) the representations and warranties contained in Section 3.26 shall survive the Closing for a period of five years after the Closing. Notwithstanding the preceding sentence, any covenant, agreement, representation or warranty in respect of which indemnity may be sought under this Agreement shall survive the time at which it would otherwise
    terminate pursuant to the preceding sentence, if notice of the inaccuracy or breach thereof giving rise to such right of indemnity shall have been given to the party against whom such indemnity may be sought prior to such time.

           Section 11.02.  Indemnification Obligations.

                (a) The Controlling Shareholders, jointly and severally (together one "indemnifying party"), shall indemnify and hold harmless
           Buyer, and Buyer (another "indemnifying party") shall indemnify and hold harmless the Controlling Shareholders, from, against and in respect of any and all damages, losses, deficiencies, liabilities, costs and expenses resulting from, relating to or arising out of any
           (I) misrepresentation, (ii) breach of warranty or (iii) non-fulfillment of any agreement or covenant on the part of such indemnifying party or parties hereunder.

                (b) Notwithstanding anything herein to the contrary, the Controlling Shareholders, jointly and severally, shall also indemnify
           and hold harmless Buyer and each person who controls Buyer within the meaning of the 1933 Act and each officer and director of Buyer and any such controlling person, at all times after the date hereof from and against any claim by any former shareholder of the Company for any prior transaction involving any shares of capital stock of the Company or any predecessor corporation.

                (c) Each indemnifying party or parties hereto will indemnify and hold harmless the indemnified party or parties hereto from, against and in respect of any and all actions, suits, proceedings, demands, assessments, judgments, costs (including attorneys' fees) and legal and other expenses incident to any of the foregoing or to the enforcement of this Article XI.

           Section 11.03. Method of Asserting Claims, Etc. All claims for indemnification under this Article XI shall be asserted and resolved as follows:

                (a) In the event that any claim or demand for which the Controlling Shareholders would be liable to Buyer hereunder is asserted
           against or sought to be collected by a third party, Buyer shall promptly notify the Controlling Shareholders of such claim or demand,
           specifying the nature of such claim or demand and the amount or the estimated amount thereof to the extent then feasible (which estimate shall not be conclusive of the final amount of such claim or demand)
           (the "Claim Notice"); provided, however, that the failure of Buyer to give notice as provided herein shall not relieve the Controlling
           Shareholders of their obligations under this Article XI. The Controlling Shareholders shall have 10 days from their receipt of the
           Claim Notice (the "Notice Period") to notify Buyer (i) whether or not the Controlling Shareholders dispute their liability to Buyer hereunder with respect to such claim or demand, and (ii) if they do not dispute such liability, whether or not they desire, at their sole cost and expense, to defend Buyer against such claim or demand;
  provided,
           however, that Buyer is hereby authorized prior to and during the Notice
           Period to file any motion, answer or other pleading which it shall deem necessary or appropriate to protect its interests. In the event that the Controlling Shareholders notify Buyer within the Notice
  Period that
           the Controlling Shareholders do not dispute such liability and desire to defend against such claim or demand, then except as hereinafter provided, the Controlling Shareholders shall have the right to defend by appropriate proceedings, which proceedings shall be promptly settled or prosecuted to a final conclusion in such a manner as to avoid any risk of Buyer becoming subject to liability for any other matter. If
           Buyer desires to participate in, but not control, any such defense or settlement it may do so at its sole cost and expense; provided however that the Controlling Shareholders shall pay such expense if representation of Buyer by the counsel retained by the
  Controlling
           Shareholders would be inappropriate due to actual or potential differing interests between Buyer and any other party represented by
           such counsel in such proceeding. If, in the reasonable opinion of
           Buyer, any such claim or demand involves an issue or matter which could have a materially adverse effect on the business, operations, assets, properties or prospects of the Business or any division of Buyer or an affiliate of Buyer, Buyer shall have the right to control the defense or settlement of any such claim or demand, and its reasonable costs and expenses thereof shall be included as part of the indemnification obligations of Buyer hereunder.  If the Controlling
  Shareholders
           dispute the Controlling Shareholders' liability with respect to such claim or demand or elects not to defend against such claim or demand, whether by not giving timely notice as provided above or otherwise, then the amount of any such claim or demand, or, if the same be contested by the Controlling Shareholders or by Buyer (but
  Buyer shall
           not have any obligation to contest any such claim or demand), then that portion thereof as to which such defense is unsuccessful, shall be conclusively deemed to be a liability of the Controlling
  Shareholders
           hereunder (subject, if the Controlling Shareholders have timely disputed liability, to a determination that the disputed liability is
           covered by these indemnification provisions).

                (b) In the event that Buyer should have a claim against the
           Controlling Shareholders hereunder which does not involve a claim or demand being asserted against or sought to be collected from it by a third party, Buyer shall promptly send a Claim Notice with respect to such claim to the Controlling Shareholders. If the Controlling Shareholders do not notify Buyer within the Notice Period that they
           dispute such claim, the amount of such claim shall be conclusively deemed a liability of the Controlling Shareholders hereunder.

                (c) All claims for indemnification made by the Controlling
           Shareholders under this Agreement shall be asserted and resolved under the procedures set forth above in this Section 11.03 by substituting, as appropriate, "Buyer" for "Controlling Shareholders" and "Controlling
           Shareholder" as appropriate, for "Buyer."

                (d) Nothing herein shall be deemed to prevent any indemnified party from making a claim hereunder for potential or contingent claims or demands provided the Claim Notice sets forth the specific basis for any such potential or contingent claim or demand and the estimated amount thereof to the extent then feasible and the indemnified party has reasonable grounds to believe that such a claim or demand will be made.

           Section 11.04.  Payment.

                (a) In the event that any party is required to make any payment under this Article XI, such party shall promptly pay the indemnified party the amount so determined. If there should be a dispute as to the amount or manner of determination of any indemnity obligation owed under this Article XI, the party from which indemnification is due shall nevertheless pay when due such portion, if any, of the obligation as shall not be subject to dispute. The difference, if any, between the amount of the obligation ultimately determined as properly payable under this Article XI and the portion, if any, theretofore paid shall bear interest as provided in Section 11.04(c). Upon the payment in full of any claim, either by setoff or otherwise, the party or entity making payment shall be subrogated to the rights of the indemnified party against any person, firm, corporation or other entity with respect to the subject matter of such claim.

                (b) Any items as to which Buyer is entitled to payment under this Article XI shall be paid solely from: (i) First, the proceeds of any insurance policies, if applicable, currently maintained by the
           Company; and (ii) Second, from the Escrow Account to the extent that funds held under the Escrow Agreement are sufficient to pay such items.

                (c) If all or part of any indemnification obligation under this
           Agreement is not paid when due, then the indemnifying party or parties shall pay the indemnified party or parties interest on the unpaid amount of the obligation for each day from the date the amount became due until payment in full, payable on demand, at the fluctuating rate per annum which at all times shall be the lowest rate of interest generally charged from time to time by Chase Manhattan Bank, N.A. and publicly announced by such bank as its so-called "prime rate."

           Section 11.05.  Service of Process, Consent to Jurisdiction,
  Etc.

                (a) The Controlling Shareholders irrevocably consent to the service of any process, pleading, notices or other papers by the mailing of copies thereof by registered, certified or first class mail, postage prepaid, to the Controlling Shareholders at such address set forth in Section 13.01 herein, or by any other method provided or permitted under Colorado law.

                (b) The Controlling Shareholders irrevocably and unconditionally (I) agree that any suit, action or other legal proceeding arising out of this Agreement may be brought in the
  United
           States District Court for the District of Colorado or, if such court does not have jurisdiction or will not accept jurisdiction, in any court of general jurisdiction in Jefferson County, Colorado;
  (ii)
           consents to the jurisdiction of any such court in any such suit, action or proceeding; and (iii) waives any objection which the Controlling
           Shareholders may have to the laying of venue of any such suit, action or proceeding in any such court.
           Section 11.06. Equitable Relief. In the event of a breach or threatened breach by the Controlling Shareholders of Section 6.08 hereof
    regarding noncompetition and nonsolicitation, the Controlling
  Shareholders
    hereby consent and agree that Buyer shall be entitled to an injunction or similar equitable relief restraining the breaching party from committing or continuing any such breach or threatened breach or granting specific performance of any act required to be performed by the Controlling Shareholders under any such provision, without the necessity of showing any
    actual damage or that money damages would not afford an adequate remedy and without the necessity of posting any bond or other security. Nothing herein shall be construed as prohibiting Buyer, the Company or the Controlling Shareholders from pursuing any other remedies at law or in equity which it may have.

                           ARTICLE XII

                           TERMINATION

           Section 12.01. Grounds for Termination. This Agreement may be terminated at any time prior to the Closing:

                (a)  by mutual written agreement of the parties;

                (b) by any party if the Closing shall not have been consummated on or before September 30, 1995; provided, however, that the right to terminate under this Section 12.01 shall not be available to any party whose failure to fulfill any obligation under this Agreement has been the cause of, or resulted in, the failure of the Closing to occur on or before such date; or

                (c) by Buyer, if there has been, since the date of this Agreement, any adverse change in, or any development reasonably expected to result in a prospective adverse change in, the condition,
           financial or otherwise, or in the earnings, business affairs or business prospects of the Company, whether or not arising in the
           ordinary course of business. The party desiring to terminate this
           Agreement shall give notice of such termination to the other party.

           Section 12.02. Effect of Termination. If this Agreement is terminated as permitted by Section 12.01, termination shall be without liability of either party (or any stockholder, director, officer, employee, agent, consultant or representative of such party) to the other party to this Agreement. The provisions of Sections 6.03 and 12.03 and the Confidentiality Agreement dated April 20, 1995 shall survive any termination hereof pursuant to Section 12.01. Notwithstanding the foregoing, in the event of (a) the willful failure by either party to fulfill a condition to the performance of the obligations of the other party or (b) the breach by either party in the performance of such party's
    covenants or agreements hereunder, the party who has failed to fulfill such condition or who has breached any such covenants or agreement shall be fully liable for any and all Damages incurred or suffered by the other party as a result of such failure or breach.

                           ARTICLE XIII

                          MISCELLANEOUS

           Section 13.01.  Notices.  All notices, requests and other
    communications   to any party hereunder shall be in writing (including
    facsimile transmission)and shall be deemed to have been given if delivered
    personally, mailed by certified mail (return receipt requested) or sent by
    cable, telegram, telecopier or recognized overnight delivery service to the
    parties at the following addresses or at such other addresses as, specified
    by the parties by like notice:
                If to Buyer:             Golden Pharmaceuticals, Inc.
                                         1313 Washington Avenue
                                         Golden, Colorado  80401
                                         Attention:  Charles R. Drummond
                                         Fax:  (303) 279-4390

                With a copy to:               Kutak Rock
                                         717 Seventeenth Street
                                         Denver, Colorado  80202
                                         Attention:  Warren L. Troupe
                                         Fax:  (303) 292-7799

                To the Company:               Quality Care
  Pharmaceuticals, Inc.
                                         17911 Sampson Lane
                                         Huntington Beach, California
                                         92647
                                         Attention: President
                                         Fax: (800) 528-4312

                With a copy to:               Wright & Bellows
                                         19100 Von Karmen, Suite 650
                                         Irvine, California  92715
                                         Attention:  Loyd Wright III
                                         Fax: (714) 833-8844


                If to the Shareholders: To their addresses set forth on Schedule A hereto.

                If to the Controlling
                Shareholders:            Quality Care Pharmaceuticals,
  Inc.
                                         17911 Sampson Lane
                                         Huntington Beach, California
  92647
                                         Attention:  President
                                         Fax: (800) 528-4312

    Notice so given shall (in the case of notice so given by mail) be deemed given and received on the fourth calendar day after posting and (in the case of notice so given by cable, telegram, telecopier, telex of personal delivery) on the date of actual transmission or (as the case may be) personal or other delivery.

           Section 13.02.  Amendments and Waivers.

                (a) Any provision of this Agreement may be amended or waived prior to the Closing Date if, but only if, such amendment or waiver is in writing and is signed, in the case of an amendment, by each party to this Agreement, or in the case of a waiver, by the party against whom thewaiver is to be effective.

                (b) No failure or delay by any party in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided shall be cumulative and not exclusive of any rights or remedies provided by law.

           Section 13.03.  Expenses.

                (a) Except as otherwise provided in this Agreement, all costs and expenses incurred in connection with this Agreement shall be paid by the party incurring such cost or expense.

                (b) In the event that the Company enters into any discussions or negotiations with any person (other than Buyer or RAW
  Enterprise &
           Associates) regarding a transaction similar to the transaction contemplated by this Agreement within six weeks of the execution of the
           Letter of Intent dated April 6, 1994 between the Company and
  Buyer,
           and, within a twelve-month period following the date of the Letter of
           Intent, a transaction similar to that contemplated hereby is completed with such party or a definitive agreement or letter of intent relating to such similar transaction is executed with any such party, the
           Company shall pay to Buyer $500,000 in immediately available funds promptly, but in any event within two business days therefrom.

           Section 13.04. Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties
    hereto and their respective successors and assigns; provided that no party may assign, delegate or otherwise transfer any of its rights or obligations under this Agreement without the consent of each other party hereto except that Buyer may transfer or assign, in whole or from time to time in part, to one or more of its Affiliates or shareholders, any or all of its rights and obligations under this Agreement, including but not limited to the right to purchase all or a portion of the Shares, but no such transfer
  or
    assignment will relieve Buyer of its obligations hereunder or adversely affect the Company or the timing of the transactions contemplated hereby.
    Any purported assignment in violation of this Agreement shall be void.

           Section 13.05.  Governing Law.  This Agreement shall be
  governed by and
    construed in accordance with the law of the State of Colorado, without regard to the conflicts of law rules of such state.

           Section 13.06.  Waiver of Jury Trial.  EACH OF THE PARTIES
  HERETO
    HEREBY IRREVOCABLY WAIVES ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY
  LEGAL
    PROCEEDING ARISING OUT OF OR RELATED TO THIS AGREEMENT OR THE
  TRANSACTIONS
    CONTEMPLATED HEREBY.

           Section 13.07. Counterparts; Third Party Beneficiaries. This Agreement may be signed in any number of counterparts, each of which shall
    be an original, with the same effect as if the signatures thereto and ereto were upon the same instrument. No provision of this Agreement is
    ntended to confer upon any Person other than the parties hereto any rights
    r remedies hereunder.

           Section 13.08. Entire Agreement. This Agreement constitutes the entire agreement between the parties with respect to the subject matter of this Agreement and supersedes all prior agreements and understandings, both oral and written, between the parties with respect to the subject matter of this Agreement. No representation, inducement, promise, understanding, condition or warranty not set forth herein has been made or relied upon by either party hereto. Neither this Agreement nor any provision hereof is intended to confer upon any Person other than the parties hereto any rights or remedies hereunder.

           Section 13.09. Specific Performance. Each of the parties hereto agrees that any breach by it of any provision of this Agreement would irreparably injure the other party and that money damages would be an inadequate remedy therefore. Accordingly, each of the parties hereto agrees that the other party shall be entitled to one or more injunctions
    enjoining any such breach or requiring specific performance of this Agreement and consents to the entry thereof, this being in addition to any
    other remedy to which the non-reaching party is entitled hereunder.

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officers as of the day and year first above written.

                                    GOLDEN PHARMACEUTICALS, INC.


                                    By  /s/ Glen H. Weaver
                                         Glen H. Weaver, Vice President
                                         of Finance


                                    QUALITY CARE PHARMACEUTICALS, INC.



                                    By  /s/ Daniel B. Guinn
                                         Daniel B. Guinn, President

                                  CONTROLLING SHAREHOLDERS:



                                     /s/ Daniel B. Guinn
                                         Daniel B. Guinn


                                     /s/ Gary A. Klingsheim
                                         Gary A. Klingsheim


                                     /s/ Michael S. Mendelsohn
                                         Michael S. Mendelsohn

                                        [Shareholders]

                          SCHEDULE A

         QUALITY CARE PHARMACEUTICALS, INC.-SHAREHOLDERS



    (A)

    Name and Address
    of Shareholder
    (B)

    Number of
    Shares Owned
    (C)

    Proportionate
    Interest










































           Total

    100%

                          Exhibit No. 11

                        To The Form 10-QSB

           For The Quarterly Period Ended May 31, 1995

                        EXHIBIT NO. 11

                   GOLDEN PHARMACEUTICALS, INC.

      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                  Nine months Ended
                                                       May 31,
                                                 1995              1994
  Shares of common stock and
    equivalents outstanding at
    beginning of period                       105,723,952       72,807,103

  Weighted-average shares or
    equivalents issued during
    the period                                    168,334        5,359,989

  Weighted-average shares or
    equivalents canceled during
    the period                                          0                0

  Weighted-average shares assumed
    issued under stock option plans
    during the period                             386,813                0

  Average common and common
    stock equivalents
    outstanding                               106,272,099       78,167,092

  Income before extraordinary
    item                                         $582,376         $531,723

  Extraordinary Item                               99,677           76,560

  Accretion on redemption amount on
    redeemable Preferred Stock Class A
    Convertible                                         0

  Accrual of dividends on 15%/30%
    convertible preferred stock                   (66,537)
  (168,903)

  Net Income                                  $   615,516       $  439,380

  Earnings per share:
  Income before extraordinary
    item                                      $       *         $      *

  Extraordinary Item                                  *                *

  Accrual of dividends on 15%/30%
    convertible preferred stock                       *                *

  Earnings per share                          $       *         $      *
  *    Less than $.01 per share

                              EXHIBIT NO. 27

                         GOLDEN PHARMACEUTICALS, INC.

                            FINANCIAL DATA SCHEDULE