Form 10KSB
period 1995-08-31
GOLDEN PHARMACEUTICALS INC
filed 1995-12-12
CIK 312651

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended August 31, 1995

Commission file number  0-9065

                   Golden Pharmaceuticals, Inc.
          (Name of small business issuer in its charter)

           Colorado                                     84-0645174
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

1313 Washington Avenue  Golden, Colorado                 80401
(Address of principal executive office)                (Zip Code)

Issuer's telephone number  (303) 279-9375

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, no par value
                         (Title of Class)
     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has bensubject to such filing requirements for the past 90 days.
   Yes       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. $4,412,377

     Aggregate market value of the voting stock held by non-affiliates of the
registrant as of  November 21, 1995 was $            .  This calculation is
based upon the average of the bid ($.__) and asked ($.__) prices of the voting stock on November 21, 1995.

     The number of shares of common stock outstanding as of November 21, 1995 was 93,963,919.

     Transitional Small Business Disclosure Format:  Yes       No       Item
1.
  Description of Business

     General.

     Golden Pharmaceuticals, Inc. (the "Company") was incorporated in 1973 under the name Mini-Dose Labs. In 1979, under the name Benedict Nuclear
Pharmaceuticals, Inc., the Company offered its initial public offering of common stock. On October 7, 1992 the Company's name was changed to North American Chemical Corporation and on March 4, 1994 it was changed again to Golden Pharmaceuticals, Inc.

     During the first six years of operation, the Company was engaged in the distribution of radiopharmaceuticals throughout the Denver metropolitan area for medical diagnostic use. Since 1979 the Company's primary business has been the manufacture of Sodium Iodide I-123 Capsules ("I-123 Capsules").

     Recent Developments.

     On August 7, 1995, the Company purchased all of the issued and outstanding capital stock (the "QCP Stock") of Quality Care Pharmaceuticals, Inc., a California Corporation ("QCP"). The Company purchased the QCP Stock pursuant to a Stock Purchase Agreement (the "Agreement") among the Company, QCP and the shareholders of QCP. The Company paid a total of $3,718,750 in cash for the QCP Stock not including acquisition costs, of which $222,065 is being held in escrow to secure the indemnification obligations of certain hareholders of QCP pending the Company's receipt of audited financial statements for QCP for the fiscal year ending December 31, 1995.

     QCP is engaged in the repackaging and distribution of pharmaceutical products.
QCP's customers include physicians, hospitals, group practices, managed care programs and other legally constituted medical facilities throughout the United States. QCP's assets include, but are not limited to, (i) contracts with pharmaceutical suppliers and distributors, (ii) certain building and equipment leases, (iii) licenses and permits, and (iv) certain intellectual property. The
Company intends to continue substantially the same business uses for the acquired assets. In connection with the Agreement, the QCP has entered into employment agreements with Daniel B. Guinn and Gary A. Klingsheim, its President and Vice President, respectively.

     To facilitate the financing of the acquisition of QCP, the Company obtained from a national bank (the "Bank") a $4,000,000 term loan (the "Term Loan"), a $2,500,000 revolving line of credit (the "Revolving Facility") and a $400,000 term loan . See "Liquidity and Capital Resources."

     Nuclear Medicine Industry.

     Nuclear medicine is the branch of diagnostic medicine which utilizes radiopharmaceuticals for the diagnosis and treatment of various human illnesses.
Because of the relatively short half life of most useful medical radioisotopes, approximately twenty-four hours or less, they are produced, distributed, and efficaciously passed through the patient in a short time period. Such radiopharmaceuticals, used in conjunction with state-of-the-art imaging equipment, allow medical professionals to view and evaluate the normal and/or abnormal functioning of specific organs. They are then able to prescribe treatment accordingly. I-123 Capsules are sold primarily to authorized professionals in the medical field, who are licensed to practice and administer nuclear medicine, in approximately 6,000 hospitals and clinics nationally with accredited nuclear medicine departments.

     Many radiopharmaceuticals are produced from portable lead shielded generators at the hospital site or in central nuclear pharmacy distribution centers. A range of radio- pharmaceuticals approved by the United States Food and Drug Administration (the "FDA") are manufactured from Cyclotrons and Linear
Accelerators.  The isotopes currently produced using this method include
Thallium
201 (heart disorders); Sodium Iodide I-123 (thyroid abnormalities); and
Gallium
67 Citrate (soft tumor masses and cancer).

     Many of the commercial radiopharmaceutical diagnostic products are marketed and shipped directly from the manufacturer to the end user. Centralized nuclear pharmacy programs are generally maintained by three companies: Mallinckrodt Nuclear ("Mallinckrodt"), Amersham (Medi-Physics), and Syncor International Corporation ("Syncor"). These companies, and a few independent distributors with similar programs, custom deliver radiopharmaceuticals in specific dosages to medical professionals in the immediate vicinity of a nuclear pharmacy.

     The Company's Products.

     In 1982, the Company received approval from the FDA on its New Drug Application ("NDA") for I-123 Capsules. I-123 Capsules are used for detection of thyroid abnormalities. I-123 Capsules are the only drug product currently manufactured by the Company and are primarily marketed and distributed in the United States through Syncor, a national radiopharmaceutical distribution company. The Company also has an approved New Drug Submission ("NDS") in Canada for I-123 Capsules, allowing distribution of I-123 Capsules in Canada. I-123 Capsules are marketed and distributed in Canada through Mallinckrodt of Canada.

     The Company also possesses an approved NDA for Stannous Macro-aggregated Albumin ("SnMaa") a product used for detecting lung disorders. Although the Company has an approved NDA for SnMaa, in order for the Company to manufacture or sell SnMaa the Company would have to have its manufacturing facility approved by the FDA for the manufacture of SnMaa. Because of uncertain market conditions for SnMaa, the Company does not presently intend to seek approval to manufacture or market SnMaa.

     The Company is also engaged in the receipt, processing, and shipment of radiochemical products under its current approved radiochemical license. The radiochemical is primarily used by licensed medical facilities involved in research and development.

     Manufacturing.

     Because of the short half-life (13.2 hours) of the radioisotope I-123, the
Company's manufacturing operations are scheduled so as to maximize the distributionsystem for the I-123 Capsules while maintaining a high level of quality.

     The manufacturing process begins with the production of the radioactive isotope in a cyclotron. The cyclotron process involves the bombardment of a non-adioactive "target" with protons at high velocity which transforms the target into the radiochemical Sodium Iodide I-123. Since 1987, the Company's exclusive supplier of this radiochemical has been Nordion International, Inc. ("Nordion").
Nordion is recognized in the radiochemical industry for producing exceptionally pure radioisotopes in commercial quantities. Nordion possesses multiple isotope manufacturing facilities which helps to ensure that the Company has an uninterrupted supply of the isotope. All raw material is purchased on a weekly basis by the Company.

     The techniques and methods used for the manufacture of I-123 Capsules are extensively regulated by the FDA. The Federal Food, Drug and Cosmetic Act, the
Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labelling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved NDA's and criminal prosecution. The FDA also has the authority to revoke biological product licenses and establishment licenses previously granted.

     The Company's plant in Golden, Colorado, including personnel, equipment and processes therein, is subject to FDA regulations regarding current Good Manufacturing Practices ("cGMP") and FDA approved Standard Operating Procedures.
The production process takes approximately twelve hours from start to finish. The I-123 Capsules are shipped to hospitals within twenty-four hours after quality control release. The I-123 Capsules' labeled time of expiration is approximately thirty-two hours thereafter.

     In 1994 the Company installed a state-of-the-art automated capsule manufacturing system. The system is controlled by a programmable logic controller integrated with a mechanical capsule dosing and joining mechanism. The system will allow for more efficient production and control of the manufacture of I-123 Capsules, while substantially reducing the amount of time spent handling the radioisotope by the Company's personnel. The system is currently undergoing operational testing and validation by the Company for subsequent implementation, which is currently expected to be in mid 1996.

     QCP is licensed by the FDA as a manufacturer of repackaged prescription drugs. QCP purchases bulk quantities of certain pharmaceuticals and repackages them into smaller dispensing units for sale to its customers. QCP's repackaging facility, located in Huntington Beach, California, is licensed by the FDA, the United States Drug Enforcement Administration and the California Health and Services Department and maintains rigid quality control standards.

     Distribution.

     The Company's label on the I-123 Capsules is "Highest Purity, Highest Quality, and Lowest Radiation Dose." The Company manufactures I-123 Capsules under its own label. The Company sells the I-123 Capsules primarily to Syncor, as well as directly to hospitals and pharmacies in territories not serviced by Syncor. The Company processes and manufactures capsules against customers' weekly standing orders. I-123 Capsules are packaged to precisely meet the needs of distributors and customers and shipped nationally in Department of Transportation approved containers by common carrier air transportation and locally by van in smaller shielded containers. The entire process from isotope production to receipt of the I-123 Capsules by customers occurs in less than twenty-four hours, four days a week.

     QCP ships all orders for its products via United Parcel Service or other types of overnight delivery services. . QCP's goal is to ship orders within twenty-four hours of receipt of the order.

     Suppliers.

     The Company's exclusive supplier of the radiochemical Sodium Iodine I-123 is Nordion. The radiochemical is shipped by common carrier air transportation from Nordion's plant in Vancouver, Canada in shielded containers to the Company's facility in Golden, Colorado. The Company believes its relationship with Nordion to be good.

     QCP purchases pharmaceuticals from a number of FDA licensed American drug manufacturers. QCP's largest supplier is Moore Medical Corporation located in New
Britain, Connecticut and accounts for 20% of its inventory. QCP believes its relationship with its suppliers to be good.

     Backlog.

     The Company does not have a backlog but operates on a standing order basis with its customers. Because of the short-lived characteristics of the I-123 Capsules, it must be shipped and consumed shortly after delivery to the hospital.
Patients are scheduled by hospitals and clinics in recognition of the short-lived characteristics of I-123 Capsules.

     Marketing.

     The Company presently markets I-123 Capsules primarily through Syncor.
The
Company also markets directly to hospitals and pharmacies in territories that are not serviced by Syncor. Although management has from time to time considered implementing a program for direct marketing and distribution of the I-123 Capsules to hospitals and pharmacies, it has determined that distributing the I-
123 Capsules primarily through distributors such as Syncor is currently the most cost-effective alternative for the Company.

     QCP markets its products primarily through independent sales representatives who are paid commissions only.

     Patent and Trademarks.

   The I-123 Capsules are not protected by patent. Patent protection on radio-pharmaceuticals has been generally nonexistent since development in the field arose out of individual research and private and institutional laboratories with results of formulation and processes published extensively. Further new developments may be the subject of patent protection and may be a significant factor in the business as a result of radiochemicals being used in combination with genetic and other man-made biological chemicals.

   It is the Company's opinion that brand name competition is not a significant factor in the marketing of radiopharmaceuticals and that product purity specifications are more important to nuclear medicine.

   Research and Development.

   The Company is not currently conducting any significant research and development activities.

   Competition.

   In the radiopharmaceutical industry the Company competes with companies that have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than the Company. In addition, the Company's products may be subject to competition from products using techniques other than those developed by the Company or based on advances that may render the Company's
I-123 Capsules obsolete. However, the Company is not currently aware of any competitive products.

   All the major manufacturers of radiopharmaceutical products produce various radioisotopes from cyclotrons which they own. In contrast, the Company obtains its supply of radioisotopes from Nordion. Accordingly, the Company has less control over the availability and price of its raw materials. However, the Company has a long-term supply contract with Nordion and the Company believes that the isotope supplied by Nordion provides greater purity in the finished product than that of its competitors' products. Also, the Company believes that
Nordion is a very reliable supplier because Nordion has two cyclotrons and the Company is Nordion's largest customer for the radioisotope used for the production of I-123 Capsules.

   Because of the different dosage strengths available and the marketing tactics of the Company's competitors, a direct price comparison is not feasible.
However, the Company believes that the I-123 Capsules are priced competitively.
Further, the cost of the capsule to the patient is less than 10% of the total cost of the diagnostic procedure.

   QCP competes with other repackagers of pharmaceuticals, including Allscrips Pharmaceuticals, Inc. and PDRx. QCP believes it compares favorably with its competitors on such factors as price, service and delivery, credit terms, breadth of product lines and customer support.

Government Regulations

   The drug and radiopharmaceutical industries are highly regulated by federal and state regulatory bodies. The Company's manufacturing is regulated primarily by the FDA and the Nuclear Regulatory Commission. The Department of Transportation and Federal Aviation Administration regulate the transportation of radioactive materials over land and through the air. The Company also has to comply with rules and regulations of the Environmental Protection Agency concerning the storage and disposal of hazardous waste. In addition, it must comply with all states that have regulatory agreements with any of the Federal agencies as well as specific state agencies within the State of Colorado.

   Companies in the drug industry must obtain approval primarily from the FDA before any commercial activities can commence with a new product. In order to obtain FDA approval or clearance of a new product, a Company must submit proof of safety, purity, potency, and efficacy. In most cases such proof entails extensive pre-clinical chemistry, clinical, and laboratory testing. The testing, preparation of necessary applications, and processing of those applications by the FDA is expensive and time consuming and may take several years to complete.

   The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products and/or place conditions on any approvals that could restrict the commercial applications of such products. The FDA has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs. I-123 Capsules approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

   The Company's manufacture and distribution of the I-123 Capsules is regulated by the FDA and subject to approved Standard Operating Procedures. In addition, manufacturing takes place under a Quality Control and Quality Assurance program which provides for the continuous checking and testing of the product. The manufacture of the I-123 Capsules is subject to all the same requirements of any drug manufacturer under cGMP guidelines as established by the FDA.

   With respect to QCP's business, the United States Drug Enforcement Administration, the FDA and various state bureaus of pharmacy regulate the distribution of pharmaceutical products and controlled substances, requiring distributors of such to register for permits and to meet various security and operating standards. QCP has received all necessary regulatory approvals and believes it is in substantial compliance with all applicable requirements.

   Any change in government regulations cannot be predicted. The Company also cannot predict whether any agency will adopt regulations that will have a material effect on the Company's or QCP's operations.

   In addition, a variety of state and local permits are required under regulations relating to the Company's and QCP's products.

Product Liability and Insurance

   Each of the Company and QCP currently maintain product liability insurance in the aggregate amount of $2 million per occurrence and per year with a $5,000 deductible.

Employees

   As of November 21, 1995 the Company employed nineteen (19) persons on a full time basis. Additional employees are hired from time to time during peak production periods. As of November 21, 1995, QCP employed fifty (50) persons, of which forty (40) are employed on a full-time basis. None of the Company's or QCP's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

Additional Information

   Compliance with federal, state and local regulations regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected by the Company to have, any adverse effect on capital expenditures, earnings or the competitive position of the Company. The Company is not presently a party to any litigation or administrative proceeding with respect to its compliance with such environmental standards. In addition, the Company does not anticipate being required to expend any funds in the near future for environmental protection in connection with its operations.

Item 2.   Description of Properties

   The Company's manufacturing and processing facility and administrative offices are housed in two separate buildings in Golden, Colorado. The manufacturing and processing facility, which is approximately 14,000 square feet, and the administrative offices, which are approximately 2,000 square feet, were purchased in 1983. The Company's equipment consists primarily of laboratory equipment.

   QCP leases a 8,500 square foot facility in Huntington Beach, California pursuant to a lease which expires in April,1997. QCP is currently negotiating a lease on a 25,000 square foot facility and anticipates moving its operations to the new facility in early 1996. QCP intends to sublease its Huntington Beach facility for the reaminder of the lease.

   The Company believes that its facilities and equipment are well maintained and in good operating condition and will satisfy its current manufacturing and processing needs.

Item 3.   Legal Proceedings

   None.

Item 4.   Submission of Matters to a Vote of Security Holders

   An Annual Meeting of Shareholders of the Company was held on August 11,
1995
for the purpose of electing directors, adopting a proposal to amend the Company's
Articles of Incorporation to effect a reverse stock split of its common stock in a ratio not to exceed forty-for-one and to ratifying the appointment of the Company's independent auditors. The following sets forth each of the proposals that the Shareholders were asked to vote upon and the results of the meeting:

   1.  Proposal to elect four directors to the Board of Directors:


Directors,Grant Authority
,Withhold Authority
Charles R. Drummond,73,574,918,198,269
Ladd A. Drummond,73,261,093,512,094
John H. Grant,73,578,468,194,719
Richard G. Wahl,73,179,338,593,849


   2. Proposal to approve an amendment to the Company's Articles of Incorporation to effect a reverse stock split in a ratio not to exceed forty-for-one:


,Shares Voted
For
,Shares
Voted Against,Shares Voted Abstained,
Broker
Non Votes
,72,617,897,980,580,174,708,   2


   3. Proposal to ratify the Board of Directors selection of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending August 31, 1995:


,Shares Voted
For
,Shares
Voted Against,Shares Voted Abstained,
Broker
Non Votes
,73,432,158, 83,439,257,588,   2



                              PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
   The Company's common stock is traded in the over-the-counter market and is quoted on the "OTC Bulletin Board" under the symbol "GPHI." The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTC Bulletin Board.

     For year ended August 31, 1994         High              Low

     1st Quarter$.03$.01
     2nd Quarter                                 .03               .01
     3rd Quarter                                 .03               .01
     4th Quarter                                 .03               .01

     For year ended August 31, 1995        High               Low

     1st Quarter                                $.03              $.02
     2nd Quarter                                 .02               .02
     3rd Quarter                                 *                       *
     4th Quarter                                 .08               .03
     ________________
     * No quotes reported.


     These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

     As of November 21, 1995, there were approximately 2800 shareholders of record of the Company's common stock.

     The Company has never paid cash dividends. The Board of Directors of the Company currently anticipates that it will retain all available funds for use in the operation of the business and does not anticipate paying any cash dividends in the foreseeable future. The payment of cash dividends is restricted by the Company's loan agreements with the Bank.

Item 6.   Management's Discussion and Analysis or Plan of Operation

     The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

     Results of Operations.

     Fiscal Year Ended August 31, 1995 Compared to Fiscal Year Ended August
31,
1994.

     Net Sales. Net sales for the fiscal year ended August 31, 1995 increased to
$4,412,377 compared to $3,451,020 for the fiscal year ended August 31, 1994. The increase of $961,357 or 27.9% is primarily attributable to the consolidation of the operations of QCP with the Company's for the period August 1, 1995 to August 31,
1995, which represents $755,350 of the increase, and an increase in demand for the
Company's product from its primary distributor.

     Cost of Sales. Cost of sales as a percent of net assets was 50.9% for the fiscal year ended August 31, 1995 as compared to 45.9% for the same period in 1994.
This increase was primarily the result of the consolidation of QCP's operations with the Company's for the period August 1, 1995 to August 31, 1995. Cost of sales for the fiscal year ended August 31, 1995 was 47% prior to the consolidation.

     Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $1,255,645 for the fiscal year ended August 31, 1995 as compared to $1,037,502 for the fiscal year ended August 31, 1994. SG&A for the fiscal year ended August 31, 1995 were less than the prior period before expenses related to (i) expansion of the Company's Quality Assurance and Regulatory
Affairs departments through the hiring of two new employees; (ii) expenses incurred during the fiscal year ended August 31, 1995 for travel, due diligence, legal fees, accounting fees and consulting fees in connection with the Company's ongoing efforts to expand its business through the acquisition of additional product lines or companies in the pharmaceutical industry.

     Net Income. The Company reported net income of $978,574 in the fiscal year ended August 31, 1995 as compared to $1,329,112 for the same period in 1994. The decrease of $350,538 or 26.4% was attributable to not only the items listed above, but also do to the recognition of a greater tax benefit relating to the Company's net operating loss carryforward for the fiscal year ended August 31, 1994

     Fiscal Year Ended August 31, 1994 Compared to Fiscal Year Ended August
31,
1993.

     Net Sales. Net sales for the fiscal year ended August 31, 1994 were $3,451,020 as compared to $3,253,584 for the fiscal year ended August 31, 1993.
This represents an increase of $197,436 or 6.1% which is primarily attributable to an increase in demand for the Company's products from the Company's primary distributor.

     Cost of Sales. Cost of sales as a percent of net sales were 45.9% for the fiscal year ended August 31, 1994 as compared to 50.4% for the fiscal year ended
August 31, 1993. The decrease in the cost of sales as a percentage of net sales in the fiscal year ended August 31, 1994 was caused by several items. First, labor costs for the production of the I-123 Capsules was reduced without any reduction in the quality of the product. Second, increased sales volumes allowed fixed costs to be spread over more capsules thus improving the Company's margins and allowed the Company to reach volume discount levels with many different vendors. For example, the Company's contract for raw materials has various cut-off points resulting in quantity discounts. Based on this pricing structure, it is more profitable for the Company to purchase raw material over and above the requirements for production. As volumes of sales increase, the Company uses this excess raw material and thereby reduces its percentage of cost of sales to net sales.

     Selling General and Administrative. Selling, general and administrative expenses ("SG&A") were $1,255,245 for the fiscal year ended August 31, 1994 as compared to $1,282,686 for the fiscal year ended August 31, 1993 or a 19.1% decrease from the fiscal year ended August 31, 1993 to the fiscal year ended August
31, 1994.

     The decrease in SG&A for the fiscal year ended August 31, 1994 as compared to the fiscal year ended August 31, 1993, was due in part to recording $80,000 for land expenses relating to the Company's land agreement dated November 4, 1991 in the fiscal year ended August 31, 1993. (See "Note H to Consolidated Financial Statements"). Also, there was a reduction in personnel during the fiscal year ended August 31, 1994 as a part of management's ongoing efforts to reduce overhead costs and increase profitability of the Company.

     Interest Expense.  Interest expense for the fiscal year ended August 31,
1994
was $83,949 as compared to $136,338 for the fiscal year ended August 31, 1993. The decrease of $52,389 in the fiscal year ended August 31, 1994 as compared to the fiscal year ended August 31, 1993 was caused by reduction in long-term debt of approximately $600,000.

     Net Income.  The Company reported net income of $1,329,112 for the fiscal year
ended August 31, 1994 as compared to $418,590 for the fiscal year ended August
31,
1993.  The increase of $910,522 or 217.5% for the fiscal year ended August 31,
1994
as compared to the fiscal year ended August 31, 1993 was due in part to increased sales resulting from increased demand for the Company's product. In addition the
Company settled disputed notes payable, long-term debt payable and various accounts payable, resulting in extraordinary income of $76,560 during the fiscal year ended
August 31, 1994. Also, in compliance with FASB 109, the Company recorded a tax benefit of $500,000 relating to the Company's large net operating loss carryforward.





     Liquidity and Capital Resources.

     The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of August 31,
1995 as compared to August 31, 1994.

,August 31, 1995,August 31, 1994
Current Assets,  $2,656,600*,   $952,584
Current Liabilities,2,040,931,    428,703
Net Working Capital,  $ 615,669,   $523,881



* Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial net operating loss carryforward.

     The $1,704,016 or 178.9% increase in current assets at August 31, 1995 as compared to August 31, 1994 was primarily the result of the consolidation of the current assets of QCP with the Company's which represented $1,607,038 of the increase. Current liabilities increased by $1,612,228 or 376.1% which resulted in a working capital position of $615,669 and a current ratio of 1.30:1. The increase in current liabilities was primarily the result of the consolidation of the current liabilities of QCP with the Company's at August 31, 1995 which represents $1,434,489 of the increase.

     To facilitate the financing of the acquisition of QCP, to refinance existing debt of the Company and QCP and to provide working capital for the Company and QCP, the Company obtained the Term Loan and the Revolving Facility.
Interest on the Term Loan is payable at the Bank prime plus 3% (which totalled 11.75% at August 31, 1995). The Term Loan is payable in sixteen quarterly installments of $125,000 to be made August 1, 1996 through August 1, 2000 with a lump sum payment of $2,000,000 due in August 2000. The Revolving Facility is
payable at the Bank prime plus 2% andexpires in August, 2000.  At August 31,
1995
the balance on the Revolving Facility was $343,454 and the interest rate was 10.75%. The Company has an additional term loan of $400,000 with an interest rate at the Bank prime plus 3% (which totalled 11.75% at August 31, 1995) and which is payable in monthly installments of $6,667 through August 1, 2000.

     In November 1991, the Company entered into an Agreement Limiting
Execution
on Judgment (the "Settlement Agreement") in settlement of the matter of New Crawford Valley Ltd. v. Benedict Nuclear Pharmaceuticals, Inc. and Golden Research Corporation. Under the terms of the Settlement Agreement the Company transferred certain undeveloped land (the "Property") to an entity controlled by
New Crawford Valley, Ltd. ("New Crawford") to market the Property and distribute
the proceeds from the sale of the Property to the mortgage holders on the Property and in satisfaction of New Crawford's judgment against the Company. Under the Settlement Agreement the Company was contingently liable to the extent proceeds from the sale or transfer of the Property were less than $2,715,000 ($1,015,000, plus interest, payable on the first mortgage and $1,700,000 payable to New Crawford). In August 1995, the Company, Golden Research Corporation ("GRC"), GHC, Inc. ("GHC"), Charles R. Drummond, New Crawford and Gulch Holdings
Company entered into a First Amendment to Agreement Limiting Execution on Judgment (the "Amendment") whereby GHC has assumed the obligations of the Company under the Settlement Agreement. Pursuant to the Amendment, GHC has been substituted as a defendant to the lawsuit and the Company and GRC have been dismissed as parties to the lawsuit. In exchange, the Company issued 2,000,000 shares of its common stock to GHC, upon which New Crawford may execute its judgment in the event GHC defaults under the Settlement Agreement. These shares are required to be transferred back to the Company at such time as New Crawford has executed and filed an acknowledgment of the complete satisfaction of the judgment. Mr. Charles R. Drummond is the sole shareholder of GHC and he has personally guaranteed the obligations of GHC under the Amendment. See "Certain
Relationships and Related Transactions."

     As of August 31, 1995, the Company has two notes receivable agreements totalling $165,000 from Harvey G. Mozer, an individual. Mr. Mozer is a principal of New Crawford, and an officer and director of Gulch Holdings Company. These loans are evidenced by promissory notes in the principal amounts of $85,000 and
$80,000, respectively, with $85,000 note providing for interest on the unpaid principal balance at the prime rate plus 1% as charged by the Company's bank (totalling 9.75% at August 31, 1995). The $80,000 note is without interest. The notes mature on December 31, 1995 and February 29, 1996, respectively.

     The Company's long term debt, including the current portion thereof, at August 31, 1995 consisted of notes payable to the Bank totaling $4,761,945 incurred primarily as a result of the Acquisition.

     The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $52,227 and $80,704, respectively, for the fiscal year ending August 31, 1996.

     As of August 31, 1995, the Company had net operating loss carryforwards of approximately $17,467,000 available to reduce taxable income through 2006 for federal and state income tax reporting purposes.

     The Company believes that the Revolving Facility with the Bank, the line of credit with the Chairman and net cash provided from operating activities will provide sufficient sources of liquidity to fund the Company's future financial requirements. In the event that the Company should require significant expansion of its business resulting in additional capital requirements, the Company would attempt to finance such expansion through the placement of debt or equity. However, there can be no assurance that the Company will be able to secure such financing.

     The Company's long-term capital expenditure requirements will depend upon numerous factors, including the demand for the Company's product and any expansion activities. The Company currently has no commitments or arrangements for raising additional capital.

Item 7.   Financial Statements

     The financial statements of the Company are attached to this Report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure
         None.

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons of the
              Registrant; Compliance with Section 16(a) of the Exchange Act

         The following persons hold the positions indicated.



Name and Age,Principal Occupation or Employment During the Past Five Years;
Other
                  Directorships             ,
Director
                              Since
Charles R. Drummond
                               (52),Chairman of the Board of Directors, Chief
Executive Officer, President and
Treasurer of the Company since 1992.
Owner and operator of Drummond Ranches, a
cattle ranching operation in Pawhuska,
Oklahoma, since 1965.  Partner in
Drummond and Hull Oil Company.,1991
Ladd A. Drummond
                               (26),Director.  Manager and co-owner of the
Bricktown Waterworks Restaurant in
Oklahoma City since February 1993.
Co-owner of Drummond Land and Cattle
Company since January 1991.,1994
Bruce A. Goldberg
                               (50),Chief Operating Officer and Vice
President, Business Development of the
Company since February, 1994.  Director
of Reagent Operation at Lifescan, Inc.
from 1989 to 1994.,N/A
Arch G. Gothard III
                               (50),Director.  President of First Kansas,
Inc. since October 1988.  Mr. Gothard is
also a director for First State Bank,
Community Bank of Kansas, Emery Leasing
Co., Inc., Kenco Plastics, Inc., LDI,
Inc., Pay Phone Concepts, Inc. and
Collins Industries, Inc.,1995
John H. Grant
                               (53),Director.  Professor of Business
Administration, University of Pittsburgh,
Pennsylvania since January 1972.
,1990
Richard G. Wahl
                               (59),Director and Corporate Secretary.  Owner
and President of MRD Construction
Incorporated, since 1964. Mr. Wahl also serves as managing partner of both G & W
Construction of Evergreen, Colorado, and
Willow Ridge Conference Center of
Morrison, Colorado.,1993
Glen H. Weaver
                               (40),Vice President, Finance and Controller of
the Company since 1994.  Controller for
Border Fuel Supply Corporation from
August 1, 1989 to November 15, 1993.
,N/A


         At each annual meeting of shareholders, the successors to the directors whose terms then expire are elected to hold office for a term expiring at the next succeeding annual meeting. Each director holds office until their respective successors have been evaluated and qualified. Officers are elected annually by the Board of Directors and hold office until their successors are duly elected and qualified.

         Charles R. Drummond and Ladd A. Drummond are father and son. There are no other family relationships between any of the directors and executive officers of the Company.

         Reports under Section 16(a) of the Securities Exchange Act of 1934.

         Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ and to furnish the Company with copies.

         Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except for the following: (i) Glen H. Weaver filed a late
Form 5 regarding two transactions, (ii) Bruce A. Goldberg filed a late Form 5 regarding one transaction, (iii) Charles R. Drummond filed a late Form 5 regarding one transaction, (iv) Ladd A. Drummond filed a late Form 5 regarding one transaction, (v) Timothy E. Drummond filed a late Form 5 regarding one transaction and (vi) Drummond Land & Cattle Co. filed a late Form 5 regarding one transaction.

Item 10. Executive Compensation

         The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

                       Summary Compensation Table



                                     (a)

                                   Name and
                              Principal Position,


(b)


Year,
                                    Annual
                                 Compensation
                                     (c)


                                  Salary ($),


                                     (d)


                                    Bonus ($),Long-Term
                                 Compensation
                                    Awards
                                     (g)
                                  Securities
                                  Underlying
                                 Options/SARs (#),


                                     (i)

                                  All Other
                               Compensation ($)
Charles R. Drummond, Chairman, Chief Executive Officer, President and Treasurer ,1995
1994
1993,                              103,750
                                    75,000
                                    75,000,-0-
                                    50,000
                                     -0-,-0-
                                     -0-
                                  10,000,000,-0-
                                  20,000(1)
                                  31,500(2)
Bruce A. Goldberg
Chief Operating Officer and Vice President, Business Development,1995
1994,                               96,000
                                    56,000,13,333
     -0-,                            -0-
                                  6,000,000,-0-
                                     -0-

__________
(1)  $20,000 fee paid for securing a line of credit.
(2) Payments of certain legal expenses incurred by Mr. Charles R. Drummond in connection with the conversion of debt and securities of the Company and related matters.


The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer and of the group listed in the above table, which cannot be precisely ascertained but which is less than the lesser of (a) ten percent of the cash compensation paid to each such executive officer or to the group, respectively, or (b) $50,000, or $50,000 times the number of individuals in the group, as the case may be, is not included in such table.

          Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

                                (a),(d)
                       Number of Securities Underlying Unexercised
Options at Fiscal Year End
(#),                            (e)
                       Value of Unexercised
                      In-the-Money Options at
                      Fiscal Year End ($)(2)
Name,Exercisable,Unexercisable,Exercisable,Unexercisable
Charles R. Drummond,10,000,000,-,$450,000,$ -0-
Bruce A. Goldberg,1,200,000,4,800,000(1),66,000,264,000


__________
(1)  20% vests each year beginning March 4, 1995 through March 4, 1999.
(2) Values based on the average of the bid and ask prices of the Company's common stock on August 31, 1995.


     Employment Agreements.

     On September 1, 1991 the Company entered into an employment agreement with Mr.
Charles R. Drummond whereby Mr. Charles R. Drummond was employed by the Company beginning on September 1, 1991 for a period of three years or the termination of the employment agreement. Pursuant to the terms of the agreement, Mr. Drummond's duties are to act as Chairman of the Board and Secretary of the Company. The agreement provides that Mr. Charles R. Drummond will be paid an annual salary of
$75,000, subject to periodic increases from time to time at the sole discretion of the Board. The agreement provides that Mr. Charles R. Drummond's employment with the Company may be terminated for cause, as defined therein. If Mr. Charles
R. Drummond's employment is terminated without cause, the Company shall pay
Mr.
Charles R. Drummond, in addition to amounts accrued during the respective periods prior to such termination, severance pay in an amount equal to the amount of compensation that would otherwise be payable to Mr. Charles R. Drummond under the agreement. The Board and Mr. Charles R. Drummond have agreed to extend the employment agreement on a year to year basis. Mr. Charles R. Drummond's salary for the period of September 1, 1995 through August 31, 1996 will be $150,000.

     In October 1992, the Company adopted a Performance Stock Option Plan (the "Plan"), approved by the shareholders, for the benefit of employees, officers and directors of the Company, including the executive officers referred to in the Summary Compensation Table. The Stock Option Committee of the Board of Directors selects the optionees and determines the terms and conditions of the stock option grants. As of August 31, 1995, options to purchase 450,000 shares of common stock were outstanding pursuant to the Plan.

     Compensation of Directors.

     Directors who are not employees of the Company are entitled to $1,500 for each board meeting attended in person, and $500 for each committee meeting attended in person plus reimbursement for travel and other expenses relating to attendance at the meeting.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares of common stock as of November 21, 1995, by
(i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year; and (iii) all directors and executive officers as a group.

                                    Shares
Name                          Beneficially Owned        Percent of Class

Drummond Land & Cattle Co.           21,000,000                  22.00%
623 Kihekah
Pawhuska, Oklahoma  74056

Timothy E. Drummond(1)(2)            23,870,124                  25.00%
623 Kihekah
Pawhuska, Oklahoma  74056

Charles R. Drummond(1)(2)            50,000,000                  44.66%
1313 Washington Avenue
Golden, Colorado 80401

John H. Grant (1)                     2,115,507                   2.25%
1313 Washington Avenue
Golden, Colorado 80401

Richard G. Wahl(1)                    3,075,052                   3.27%
1313 Washington Avenue
Golden, Colorado 80401

Ladd A. Drummond(1)(2)               24,025,974                  26.00%
1313 Washington Avenue
Golden, Colorado 80401

Arch G. Gothard III(1)                1,124,575                   1.00%
1313 Washington Avenue
Golden, Colorado 80401

Bruce A. Goldberg(1)                  1,311,000                   1.38%
1313 Washington Avenue
Golden, Colorado 80401

All executive officers               59,721,533                  52.77%
and directors as a group
(seven persons)(1)(2)

__________
(1) Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated. The foregoing share amounts include the following number of shares of common stock which may be acquired pursuant of stock options and/or warrants exercisable within 60 days of November
21, 1995; Mr. Charles R. Drummond, 18,000,000 shares; Mr. Goldberg, 1,200,000 shares; and all executive officers and directors as a group, 19,220,000 shares.
(2) Includes 21,000,000 shares owned by Drummond Land & Cattle Co., a general partnership of which Charles R. Drummond, Ladd A. Drummond and Timothy E. Drummond are general partners.


Item 12.  Certain Relationships and Related Transactions

    Since January 1, 1991, Mr. Charles R. Drummond has loaned the Company $304,066. The loans were evidenced by two promissory notes (i) one in the principal amount of $56,122 bearing interest at prime; and (ii) one in the principal amount of $247,944 bearing interest at 12% (the "Notes"). During the fiscal year ended August 31, 1993 and 1994 the Company paid $50,000 and $15,000, respectively, on the Notes.  The $15,000 paid in the fiscal year ended August
31,
1994 was paid through the issuance of 750,000 shares of common stock.  In
March,
1994, Mr. Charles R. Drummond converted the remaining $280,000 of principal and accrued interest into 14,000,000 shares of common stock.

    At the annual meeting of the Company's shareholders held March 4, 1994, the
Company's shareholders approved amendments to the Company's Articles of Incorporation to (i) increase the authorized common stock from 50,000,000 to 200,000,000 shares; and (ii) change the name of the Company to Golden Pharmaceuticals, Inc. The increase in the authorized shares permitted the Company to carry out an agreement with Mr. Charles R. Drummond, an officer and director of the Company, to (A) exchange $280,000 of debt and accrued interest owed to Mr. Charles R. Drummond for (i) 14,000,000 shares of the Company's common stock at a price of $.02 per share and (ii) a grant of an option to acquire 10,000,000 shares of common stock at the closing market price per share on September 1, 1994; and
(B) issue shares of common stock to Messrs. Drummond and Wahl, directors, and the holders of all the outstanding shares of Class A Convertible Preferred Stock, 40,000 and 8,000 shares respectively, upon conversion of their shares of Class A
Convertible Preferred Stock into 10,000,000 and 2,000,000 shares of common stock, respectively.

    In August 1995, the Company issued 2,000,000 shares of its common stock to a corporation of which Mr. Charles R. Drummond is the sole shareholder in order to have the Company released from a contingent liability. These shares will transfer back to the Company when the judgement is completely satisfied. The Company retained voting rights to these shares and dividends, if any, related to these shares are paid to the Company. See "Liquidity and Capital Resources."

    In November 1995, the Company issued Mr. Charles R. Drummond a warrant to purchase 8,000,000 shares of the Company's common stock with an exercise price of
$.075 per share. The Warrant was issued in consideration of certain personal guarantees extended by Mr. Charles R. Drummond in connection with the Amendment and expires ten years from the date of grant.

                              PART IV

Item 13.  Exhibits and Reports on Form 8-K

   (a) The following documents of the Company are filed as a part of this Report

        1.   Financial Statements

        2.   Financial Statement Schedules

     Schedules for which provision is made in the applicable regulations of the
Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the financial statements.

        3.   Exhibits

Exhibit No.                        Description

          *3.1    Articles of Incorporation filed October 4, 1973.

          *3.2    Articles of Amendment to Articles of Incorporation filed
December
              22, 1976.

          *3.3    Articles of Amendment to Articles of Incorporation filed
August
                  25, 1978.

          *3.4    Articles of Amendment to Articles of Incorporation filed
June 15,
                  1979.

          *3.5    Articles of Amendment to Articles of Incorporation filed
January
                  12, 1981.

          *3.6    Articles of Amendment to Articles of Incorporation filed
June 16,
                  1987.

          *3.7    Articles of Amendment to Articles of Incorporation filed
October
                  9, 1992.

          *3.8 Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed December 9, 1987.

          *3.9 Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed December 14, 1987.

         *3.10 Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed February 5, 1988.

         +3.11    Certificate of Designation of Class A Convertible Preferred
Stock
                  filed October 12, 1990.

        **3.12    Second Amended and Restated Bylaws

          *4.2    Specimen Certificate for Common Stock, no par value per
share.

         *10.1    Approval by Food and Drug Administration of the Company's
New Drug
                  Application (NDA) for Sodium Iodide I-123 dated May 27,
1982.

         *10.2    Agreement Limiting Execution on Judgment dated November 4,
1991
                  and Addendum A thereto by and among the Company, GRC, New
Crawford
                  Valley, Ltd. and Gulch Holdings Company.

        **10.3    Amended and Restated Distribution Agreement between the
Company
                  and Syncor dated June 1, 1995.

         +10.4    Option to lease between the Company and Syncor dated July,
1991.

        ++10.5    Agreement between the Company and Nordion dated June 10,
1992.

       +++10.6 Stock Purchase Agreement dated June 7, 1995 by and among the Company, Quality Care Pharmaceuticals, Inc., Daniel B.
Guinn, Gary
                  A. Klingsheim, Michael S. Mendelsohn and the Shareholders listed on
                  Schedule A thereto.

        **10.7    Employment Agreement between Quality Care Pharmaceuticals,
Inc.
                  and Charles R. Drummond.

        **10.8    Employment Agreement between Quality Care Pharmaceuticals,
Inc.
                  and Daniel B. Guinn.

        **10.9    Employment Agreement between Quality Care Pharmaceuticals,
Inc.
                  and Gary A. Klingsheim.

       **10.10    First Amendment to Agreement Executing Judgment dated August
3,
                  1995 among the Company, GHC, Inc., Charles R. Drummond,
Golden
                  Research Corporation, New Crawford Valley, LTD and Gulch
Holdings
                  Company.

       **10.11 Credit and Security Agreement dated August 7, 1995 among the Company, Quality Care Pharmaceuticlas, Inc. and Norwest
Cedit, Inc.

       **10.12 Credit and Security Agreement dated August 7, 1995 among the Company and Norwest Bank Minnesota, National Association.

       **10.13    Promissory Note dated August 7, 1995 executed by the Company in
                  favor of Norwest Bank Minnesota, National Association in the principal amount of $4,000,000.

       **10.14    Revolving Note dated August 7, 1995 executed by the Company in
                  favor            of Norwest Credit, Inc. in the principal
amount of $400,000.

       **10.15    Revolving Note dated August 7, 1995 executed by the Company in
                  favor            of Norwest Credit, Inc.in the principal
amount of $2,500,000.

       **10.16    Revolving Note dated August 7, 1995 executed by the Company
and
                  QCP in favor of Norwest Credit, Inc. in the principal amount of
                  $2,500,000.

          **21    Subsidiaries of the Registrant.

          **27    Financial Data Schedule.

   (b)  Reports on Form 8-K

   A Report on Form 8-K dated August 7, 1995 was filed under Item 2.

__________
+Incorporated by reference to registrant's Annual Report on Form 10-K, dated August
31, 1991, as filed with the Securities and Exchange Commission.

++Incorporated by reference to registrant's Current Report on Form 8-K, and exhibits thereto, dated June 25, 1992, as filed with the Securities and Exchange Commission.

+++Incorporated by reference to registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 as filed with the Securities and Exchange Commission.

*Incorporated by reference to registrant's Registration Statement on Form S-1 and all amendments thereto, Registration number 33-32887.

**Filed herewith.
                             SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 GOLDEN PHARMACEUTICALS, INC.

Dated:  November 22, 1995        By   /s/ Charles R. Drummond
                                    Charles R. Drummond, President,
                                    Chief Executive Officer and
                                    Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                  Date

 /s/ Charles R. Drummond                           Chairman of the Board,
November 22, 1995
Charles R. Drummond         President, Chief Executive
                            Officer and Treasurer

 /s/ Ladd A. Drummond       Director               November 22, 1995
Ladd A. Drummond


 /s/ Bruce A. Goldberg    Chief Operating Officer and  November 22, 1995
Bruce A. Goldberg         Vice President of Business
                          Development

 /s/ Arch G. Gothard III                          Director  November 22, 1995
Arch G. Gothard III


 /s/ John H. Grant        Director                November 22, 1995
John H. Grant


 /s/ Richard G. Wahl      Director and Corporate  November 22, 1995
Richard G. Wahl           Secretary


 /s/ Glen H. Weaver       Vice President of Finance    November 22, 1995
Glen H. Weaver            and Controller


                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                 GOLDEN PHARMACEUTICALS, INC.


Dated:  November 22, 1995        By
                                    Charles R. Drummond, President,
                                    Chief Executive Officer and
 Treasurer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                  Date


                            Chairman of the Board,      November __, 1995
Charles R. Drummond         President, Chief Executive
                            Officer and Treasurer

                            Director               November __, 1995
Ladd A. Drummond


                           Chief Operating Officer and  November __, 1995
Bruce A. Goldberg          Vice President of Business
                           Development

                           Director                November __, 1995
Arch G. Gothard III


                           Director                November __, 1995
John H. Grant


                           Director and Corporate  November __, 1995
Richard G. Wahl            Secretary


                           Vice President of Finance    November __, 1995
Glen H. Weaver             and Controller
                           Exhibit Index


Exhibit No.                        Description

          *3.1    Articles of Incorporation filed October 4, 1973.

          *3.2 Articles of Amendment to Articles of Incorporation filed December 22, 1976.

          *3.3    Articles of Amendment to Articles of Incorporation filed
August
                  25, 1978.

          *3.4    Articles of Amendment to Articles of Incorporation filed
June
                  15, 1979.

          *3.5 Articles of Amendment to Articles of Incorporation filed January 12, 1981.

          *3.6    Articles of Amendment to Articles of Incorporation filed
June
                  16, 1987.

          *3.7 Articles of Amendment to Articles of Incorporation filed October 9, 1992.

          *3.8 Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed December 9, 1987.

          *3.9 Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed December 14, 1987.

         *3.10 Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed February 5, 1988.

         *3.11 Certificate of Designation of Class A Convertible Preferred Stock filed October 12, 1990.

        **3.12    Second Amended and Restated Bylaws

          *4.2    Specimen Certificate for Common Stock, no par value per
share.

         *10.1    Approval by Food and Drug Administration of the Company's
New
                  Drug Application (NDA) for Sodium Iodide I-123 dated May 27,
                  1982.

         *10.2    Agreement Limiting Execution on Judgment dated November 4,
1991
                  and Addendum A thereto by and among the Company, GRC, New
                  Crawford Valley, Ltd. and Gulch Holdings Company.

        **10.3    Amended and Restated Distribution Agreement between the
Company
                  and Syncor dated June 1, 1995.

         +10.4 Option to lease between the Company and Syncor dated July, 1991.

        ++10.5    Agreement between the Company and Nordion dated June 10,
1992.

       +++10.6 Stock Purchase Agreement dated June 7, 1995 by and among the Company, Quality Care Pharmaceuticals, Inc., Daniel B.
Guinn,
                  Gary A. Klingsheim, Michael S. Mendelsohn and the
Shareholders
                  listed on Schedule A thereto.

        **10.7    Employment Agreement between the Company and Charles R.
Drummond.

        **10.8    Employment Agreement between the Company and Daniel B.
Guinn.

        **10.9    Employment Agreement between the Company and Gary A.
Klingsheim.

       **10.10    First Amendment to Agreement Executing Judgment dated August
3,
                  1995 among the Company, GHC, Inc., Charles R. Drummond,
Golden
                  Research Corporation, New Crawford Valley, LTD and Gulch
                  Holdings Company.

       **10.11 Credit and Security Agreement dated August 7, 1995 among the Company, Quality Care Pharmaceuticlas, Inc. and Norwest
Cedit,
                  Inc.

       **10.12 Credit and Security Agreement dated August 7, 1995 among the Company and Norwest Bank Minnesota, National Association.

       **10.13    Promissory Note dated August 7, 1995 executed by the Company in
                  favor of Norwest Bank Minnesota, National Association in the principal amount of $4,000,000.

       **10.14    Revolving Note dated August 7, 1995 executed by the Company in
                  favor            of Norwest Credit, Inc. in the principal
amount of
                  $400,000.

       **10.15    Revolving Note dated August 7, 1995 executed by the Company in
                  favor            of Norwest Credit, Inc. in the principal
amount of
                  $2,500,000.

       **10.16    Revolving Note dated August 7, 1995 executed by the Company
and
                  QCP in favor of Norwest Credit, Inc. in the principal amount of
                  $2,500,000.

          **21    Subsidiaries of the Registrant.

          **27    Financial Data Schedule.

__________
+Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1991, as filed with the Securities and Exchange Commission.

++Incorporated by reference to registrant's Current Report on Form 8-K, and
exhibits                          thereto, dated June 25, 1992, as filed with
the Securities and
Exchange Commission.
+++Incorporated by reference to registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 as filed with the Securities and Exchange Commission.

*Incorporated by reference to registrant's Registration Statement on Form S-1 and all amendments thereto, Registration number 33-32887.

**Filed herewith.
           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                                             Page

FINANCIAL STATEMENTS:

  Report of Independent Certified Public Accountants         F-2

  Consolidated Balance Sheets as of August 31, 1995 and 1994 F-3

  Consolidated Statements of Operations for the Years Ended
   August 31, 1995 and 1994                                  F-5

  Consolidated Statement of Stockholders' Equity
    (Deficiency) for the Years Ended August 31, 1995
    and 1994                                                 F-6

  Consolidated Statements of Cash Flows for the Years Ended
   August 31, 1995 and 1994                                  F-7

  Notes to Consolidated Financial Statements                 F-9








        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Pharmaceutical, Inc.
(formerly North American Chemical Corp.)
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Golden Pharmaceutical, Inc. (a Colorado corporation) and Subsidiary as of August 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Pharmaceutical, Inc. and Subsidiary as of August 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Denver, Colorado
October 11, 1995 (except for note M, as
  to which the date is November 27, 1995)
                GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                        CONSOLIDATED BALANCE SHEETS

                                   ASSETS


       August 31,
                                                       1995       1994

CURRENT ASSETS
  Cash                                              $    49,557$    94,792
  Receivables
   Trade, net of allowance for doubtful
     accounts of $63,700 and $1,063 at August 31,
     1995 and 1994                                    1,255,475    309,244
  Note receivable (note D)                              165,000        -
  Inventories (Note B)                                  674,955     52,356
  Prepaid expenses and other                            131,613     61,949
  Deferred income taxes (Note H)                        380,000    434,243

     TOTAL CURRENT ASSETS                             2,656,600    952,584

PROPERTY, PLANT AND EQUIPMENT - AT COST (Note B)      2,736,714  2,052,181
  Less accumulated depreciation
    and amortization         1,659,7681,555,033

     TOTAL PROPERTY, PLANT & EQUIPMENT                1,076,946    497,148

OTHER ASSETS
  Goodwill, less accumulated amortization of
    $16,543 in 1995                                   3,953,735         -
  Non-Compete Agreement (Note F)                        172,624         -
Deferred income taxes (Note H)         220,000         65,757
     TOTAL OTHER ASSETS                               4,346,359     65,757

                                                    $ 8,079,905$ 1,515,489















              See Notes to Consolidated Financial Statements.GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS - Continued

                    LIABILITIES AND STOCKHOLDERS' EQUITY



                                                       August 31,
                                                  1995            1994
CURRENT LIABILITIES
  Note payable                                    $    343,454$         -
  Current maturities of long-term debt                 276,179     256,078
  Current maturities of capitalized lease
    obligations                                         33,375          -
  Accounts payable (Notes I and K)                   1,198,689     128,673
  Accrued liabilities
    Salaries, wages and other compensation             133,192          -
    Interest (Note G)                                   36,183          -
    Other (Note I)                                      19,859      43,952

     TOTAL CURRENT LIABILITIES                       2,040,931     428,703

LONG-TERM OBLIGATIONS, less current
  maturities (Note F)                                4,314,936     562,568

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities (Note E)                          178,745          -

CONTINGENCIES AND COMMITMENTS (Notes E and I)               -           -

STOCKHOLDERS' EQUITY (Note G)
  Common stock - no par value; 200,000,000 shares
    authorized; 93,967,583 and 90,342,583, issued
    and outstanding in 1995 and 1994, respectively 21,288,851 21,246,351 Preferred stock-no par value; 10,000,000 shares authorized
      Class A 15%/30% cumulative convertible,
      29,653 shares, issued and outstanding in
      1995 and 1994, respectively                      292,558     292,558
  Dividends accrued on Preferred Stock
    stock                                              433,393     344,677
  Accumulated deficit                              (20,469,509)(21,359,368)

     TOTAL STOCKHOLDERS' EQUITY                      1,545,293     524,218

                                                  $  8,079,905$  1,515,489




              See Notes to Consolidated Financial Statements.GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF OPERATIONS


For The Years Ended August 31,
                                                  1995          1994

REVENUES
  Net sales                                    $ 4,412,377   $ 3,451,020
  Cost of sales                                  2,245,230     1,584,864

     GROSS MARGIN                                2,167,147     1,866,156

  Selling, general and administrative            1,255,645     1,037,502

     OPERATING INCOME                              911,502       828,654

OTHER INCOME/(EXPENSE)
  Interest expense                                (140,330)      (83,949)
  Gain on disposal of equipment                      2,400         6,611
  Other Income                                      13,731         1,236

     TOTAL OTHER INCOME/(EXPENSE)                 (124,199)      (76,102)

     INCOME BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM                          787,303       752,552

INCOME TAX EXPENSE (BENEFIT) (Note H)              (91,594)     (500,000)

   INCOME BEFORE EXTRAORDINARY ITEMS               878,897     1,252,552

EXTRAORDINARY ITEM (Note J)
  Settlement of notes and trade accounts
    payable   99,677   7                                             6,560

     NET INCOME                                $   978,574   $ 1,329,112

INCOME PER COMMON SHARE (Note B)
  Before extraordinary item                    $       .01   $       .01

  Extraordinary item                                 *             *

     NET INCOME                                $       .01   $       .01

*Less than $.01 per share




              See Notes to Consolidated Financial Statements.GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(DEFICIENCY)
                              FOR THE YEARS ENDED AUGUST 31, 1995 AND 1994



                                        COMMON STOCK          PREFERRED STOCK
Dividends accrued
                                                           15%/30% CUMULATIVE
on preferred stockAccumulated
                                     Shares      Amount    Shares   Amount
   Amount       Deficit

BALANCE -  September 1, 1993       49,501,774$ 19,096,525  84,242  $ 794,014
 $      -    $(22,463,464)

Transfer of accrued dividends on
  preferred stock from liabilities
  to equity                                -           -       -          -
   714,932             -

Accrued Dividends on Preferred Stock
  (Notes B and G)                          -           -       -          -
   192,351       (192,351)

Accretion of redemption amount on
  redeemable Preferred stock, Class
  A Convertible                            -           -       -          -
        -         (32,665)

Conversion of redeemable Preferred
  stock, Class A Convertible       12,000,000     586,764      -          -
        -              -

Conversion of Debt, Bonus, and
  services to Common Stock         27,700,000     499,000      -          -
        -              -

Conversion of 15%/30% Preferred stock
  and accumulated dividends to Common           1,140,809          1,064,062
   (54,589)      (501,456)      (562,606)       -

Net Income                                -            -       -         -
        -       1,329,112

BALANCE - August 31, 1994          90,342,583  21,246,351  29,653    292,558
   344,677    (21,359,368)

Accrued dividends on preferred
  stock (Notes B and G)                    -           -       -          -
    88,716        (88,716)

Conversion of debt, bonus and services
  to common stock                   1,625,000      42,500      -          -
        -              -

Common stock issued to release
  contingency (Note I)              2,000,000          -       -          -
        -              -

Net income                                 -           -       -          -
        -         978,574

BALANCE - August 31, 1995          93,967,583$ 21,288,851  29,653  $ 292,558
 $ 433,393   $(20,469,510)


                            See Notes to Consolidated Financial Statements. GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Years Ended August 31,
                                               1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                  $   978,574   $ 1,329,112
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation and amortization                  99,345        79,534
    Settlement of notes payable and trade
      accounts payable                            (99,677)          (76,560)
    Gain on sale of equipment                      (2,400)           (6,611)
    Stock bonus                                        -          54,000
    Stock issued for services and fees             42,500         35,000
    Changes in assets and liabilities net of
      effects of acquisition
        Decrease (increase) in accounts receivable               (23,952)
  (281,852)
        (Increase) in inventories                  (5,634)           (4,705)
        Decrease in prepaid expenses and other    (33,664)          (25,228)
        Increase in deferred taxes               (100,000)         (500,000)
        Increase (decrease) in accounts payable                        5,060
     (50,073)
        Increase (decrease) in accrued expenses                    66,142
     (81,352)

         TOTAL ADJUSTMENTS                 (52,280)             (857,847)

         NET CASH PROVIDED BY OPERATING ACTIVITIES              926,294
     471,265

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant, and equipment                    (173,396)
      (141,488)
  Proceeds from sale of equipment        2,400                       8,566
  Payments for acquisition               (4,025,596)                    -
  Increase in note receivable             (165,000)                     -

        NET CASH (USED BY) PROVIDED
         BY INVESTING ACTIVITIES         (4,361,592)              (132,922)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of note payable for acquisition
    of business                          4,400,000                      -
  Payments of note payable               (704,270)                (321,040)
  Issuance of line of credit             735,652                        -
  Payments on line of credit             (1,041,319)                    -

     NET CASH (USED BY) PROVIDED BY
      FINANCING ACTIVITIES               3,390,063                (321,040)

     NET INCREASE (DECREASE) IN CASH     (45,235)                   17,303

CASH, BEGINNING OF YEAR                     94,792                  77,489

CASH, END OF YEAR                        $    49,557           $    94,792

Continued on following page.

         See Notes to Consolidated Financial Statements.GOLDEN
PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS



Continued from previous page.

Supplemental schedule of noncash investing and financing activities:


                                         For the Years Ended August 31,
                                                1995          1994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for
   interest                                    $   140,330   $    83,949


The company issued 10,360,000 shares
  of common stock which was subscribed
  at August 31, 1991                            $       -    $        -
Accretion of a discount on the Class A
  Convertible Preferred Stock
  charged to accumulated deficit                        -         32,665
Conversion of debt to common stock, consisting
  of $280,000 in notes and accrued interest
  and $130,000 in prior year accrued salaries           -        410,000
Conversion of Preferred Stock and
  Preferred Stock dividends to
  Common Stock                                          -      1,650,826
Accrued 15%/30% Cumulative
  Convertible Preferred Stock
  dividends charged to accumulated
  deficit                                           88,716       192,351
Escrow account for business acquisition           (222,065)           -
The Company issued 2,000,000 shares of
  restricted common stock to a major
  stockholder and director of the Company
  which is collateral for the
  release of a contingent liability              2,000,000            -
Purchase of equipment under a capital lease        212,120            -

Details of business acquisition in
  purchase transaction

    Fair value of assets acquired,
      other than cash                            2,075,359            -

    Liabilities assumed                         (2,003,498)           -

    Cash paid for acquisition                    4,025,596            -




S         ee Notes to Consolidated Financial Statements.
A. HISTORY AND BUSINESS ACTIVITY

GOLDEN PHARMACEUTICALS, INC. (GPI) is engaged in the manufacturing and marketing of radiopharmaceutical and radiochemical drug products. The Company grants credit in the normal course of business to primarily one customer located in the
State of California which has operations throughout the United States.

Quality Care Pharmaceuticals (QCP), a wholly-owned subsidiary of Golden Pharmaceuticals, Inc., purchases pharmaceutical drugs from manufacturers and repackages them for sale into single user prescription size packages. The Company's clients consist of private physicians, hospitals, group practices, managed care programs, pharmacies and other legally constituted medical facilities throughout the United States.


B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of GPI and its wholly-owned subsidiary Quality Care Pharmaceuticals, Inc. (QCP), collectively referred to as the Company. All material intercompany balances and transactions have been eliminated in consolidation.

Inventories - Inventories consist primarily of supplies, raw materials and finished goods which are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method as follows.

                                        1995       1994

   Raw materials                               $ 260,097   $ 52,356
   Work-in-progress                                   -          -
   Finished goods                                414,858         -

                                               $ 674,955   $ 52,356

Property, Plant and Equipment - Property, plant and equipment are carried at cost. Depreciation and amortization are computed on a straight-line basis for book and tax purposes over the estimated useful lives of the respective assets which range from three to thirty nine years. Property, plant and equipment are classified at August 31, as follows:

                                          1995         1994

     Building and improvements                  $   822,799  $   698,025
     Machinery and equipment                      1,216,365      784,256
     Computers                                      185,961      209,267
     Furniture and fixtures                         363,589      212,633
     Land                                           148,000      148,000

                                                $ 2,736,714  $ 2,052,181

B. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings Per Common Share - Earnings per common share was determined by dividing net income, less accrued preferred dividends, by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents and stock held in escrow have been excluded from the computation because their effect would be anti-dilutive.

                                    For the Year Ended August 31,
                                             1995             1994

Weighted average number of
 shares outstanding                           91,589,946       76,754,249

Cash Equivalents - For the purpose of the statements of cash flows, the Company considers all highly liquid cash investments with original maturity dates of three months or less to be cash equivalents.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

C.  ACQUISITION

On August 7, 1995, the Company acquired all of the outstanding shares of common stock of Quality Care Pharmaceuticals, Inc. (QCP). The acquisition has been accounted for as a purchase and, accordingly, the results of operations for the period August 1 through August 31, 1995 of Quality Care Pharmaceuticals, Inc. have been included in consolidated operations. The Company paid $4,025,596 in cash (including $412,008 in acquisition costs) of which $222,065 is held in escrow to be distributed to the QCP controlling shareholders upon the registrants receipt of audited financial statements for the twelve months ended
December 31, 1995. The excess of the purchase price over the fair value of QCP's net assets at the date of acquisition has been recorded as goodwill. Goodwill will be amortized on a straight-line basis over 20 years.

The following unaudited pro forma information shows the results of the Company's operations as though the purchase of Quality Care Pharmaceuticals, Inc. occurred at the beginning of fiscal years:

                                        1995          1994

    Net sales                                $ 10,238,512   $ 8,381,562
    Net income before
      extraordinary items                         116,898       581,271
    Net income                                    216,575       657,831
    Earnings per common share                          -             -

C.  ACQUISITION - continued

The pro forma information above combines QCP's historical statements of earnings for the year ended December 31, 1994 and the twelve-month period ended August 31, 1995 with GPI's historical consolidated statements of operations for the years ended August 31, 1994 and 1995, respectively. Accordingly, sales and net income of QCP for the period September 1, 1994 through December 31, 1994 of $1,865,877 and $70,708, respectively, have been included as part of both fiscal year ends.

The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the purchase actually been made at the beginning of the respectively periods or of results which may occur in the future.

D.  NOTE RECEIVABLE

The Company has entered into two note receivable agreements totaling $165,000 as of August 31, 1995, in conjunction with the release of a contingency (see Note
I). The notes of $85,000 and $80,000 mature on December 31, 1995 and February 29, 1996, respectively. The $85,000 note accrues interest at the bank prime plus 1% (totaling 9.75% at August 31, 1995) and the $80,000 is without interest.
The notes are without collateral.

E.  LEASE COMMITMENTS

Capitalized Leases

The Company leases equipment which is used in the production process and administration of their business. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The leases, which are noncancelable, expire at various dates through the year 2000. The recorded cost of assets under capital leases is $253,133. Accumulated amortization associated with the recorded assets was $3,233 in 1995.

Future minimum annual lease payments under capitalized leases are as follows:

      Year ending August 31,
        1996                                                 $  52,227
        1997                                                    52,227
        1998                                                    52,227
        1999                                                    50,577
        2000                                                    71,914
                                                               279,172
      Less amount representing interest                         67,052
      Discounted lease obligations                             212,120
      Less current portion                                      33,375

      Long-term portion                                      $ 178,745
E.  LEASE COMMITMENTS - continued

Operating Leases

The Company leases office facilities, vehicles and equipment under operating leases which expire at various dates through 1998. Under the terms of the leases, the Company will pay monthly rental ranging from $7,266 in 1995 and $2,372 in 1998.

Future minimum annual rental payments under operating leases are as follows:

    Year ending August 31,
      1996                                                   $  80,704
      199762,715
      1998                                                      25,472

                                                             $ 168,891

Rent expense totaled approximately $40,000 for each of the years ended August 31, 1995 and 1994.


F.    NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

                                                        August 31,
                                                      1995        1994
 Notes payable - bank, with monthly
  installments of $15,331, including
  interest at bank prime plus 2.0%
  (totaling 10.75% at August 31, 1995)
  through October, 1994 when any unpaid
  principal and interest is due.
  Collateralized by trade accounts
  receivable, inventory, first deeds of
  trust on land and buildings, and
  assignment of rights on Sodium
  Iodine 123 Capsules.  Paid in full in
    August, 1995                                     $        -           $
504,655
   Note payable with monthly installments
    of $2,503 including interest of 7.46%,
    through March, 1996, uncollateralized                  18,491
14,699
   Note payable - supplier, with monthly
    installments of $9,500, including
    interest at 6.25% through April, 1997
    when any unpaid principal and interest
    is due.  Paid in full in August, 1995                      -
299,292
F.  NOTES PAYABLE AND LONG-TERM DEBT - continued

                                                        August 31,
                                                      1995        1994
   Note payable, term loan, payable in
    sixteen quarterly installments of
    $125,000, including interest at the
    bank prime plus 3% (totaling 11.75%
    at August 31, 1995).  Payments commence
    on August 1, 1996 and continue through
    August 1, 2000, with a lump sum payment
    of $2,000,000.  The note accrues
    contingent interest in an amount equal
    to 10% of the total consolidated Company
    value.  Such contingent interest is
    payable upon maturity of the note, with
    a maximum contingent interest amount due
    of $2,150,000.  Collateralized by a
    second perfected security interest
    in all personal property of the Company
    (inventory, accounts receivable,
    equipment and general intangibles), all
    issued and outstanding shares of common
    stock of Quality Care Pharmaceuticals,
    Inc. and a second deed of trust on real
    property                                          $ 4,000,000         $
 -
 Note payable, term loan, payable in
  monthly installments of $6,667,
  including interest at the bank prime
  plus 3% (totaling 11.75% at August 31,
  1995) through August 1, 2000.
  Collateralized by equipment, general
  intangibles, inventory and accounts
    receivable                                            400,000            -
   Note payable, $2,500,000 revolving
    line of credit with interest payable
    at bank prime plus 2% (totaling 10.75%
    at August 31, 1995) through August 1,
    2000.  Collateralized by equipment,
    general intangibles, inventory and
    accounts receivable                                   343,454            -
   Noninterest bearing note payable, to an
    officer of Quality Care Pharmaceuticals,
    Inc, payable in semi-annual installments
    of $16,667 through July 15, 1998,
    uncollateralized                                       86,312            -
Noninterest bearing note payable, to an
    officer of Quality Care Pharmaceuticals,
    Inc, payable in semi-annual installments
    of $16,667 through July 15, 1998,
    uncollateralized                                       86,312            -
                                                        4,934,569
818,646
   Less:  Note payable                                   (343,454)           -
          Current maturities                             (276,179)
(256,078)
    $ 4,314,936$ 562,568
F.NOTES PAYABLE AND LONG-TERM DEBT - continued

In connection with the note payable, the Company is required to maintain compliance with certain covenants. At August 31, 1995, the Company was in compliance with all covenants.

Aggregate annual principal payments applicable to notes payable and long-term debt for years ending after 1995 are as follows:

    Year Ending August 31,                            Total
      1996                                            $   619,633
      1997                                                637,402
      1998                                                642,534
      1999                                                580,000
      2000                                              2,455,000

                                                      $ 4,934,569

G.  STOCKHOLDERS' EQUITY

In 1987 the Company initiated a private offering of equity securities comprised of units of Class A 15%/30% Cumulative Convertible Preferred ("15%/30% Preferred") and Common Stock (one share of Preferred and two shares of Common Stock) valued at $10 per unit. The offering became effective in October, 1988.
Maximum number of issuable shares of the 15%/30% Preferred Stock series is 700,000 shares.

The annual and quarterly dividend rates of the 15%/30% Preferred stock, expressed as a percentage of original issue price, are as follows:

          Period                                 Annual RateQuarterly Rate

12 calendar months ended
   October 1989                                       0%        0.00%
12 calendar months ended
   October 1990                                      15%        3.75%
12 calendar months ended
   October 1991                                      15%        3.75%
12 calendar months ended
   October 1992                                      30%        7.50%
12 calendar months ended
   October 1993                                      30%        7.50%

All periods thereafter                               30%        7.50%

Dividends are payable from the net profits generated from the sale of Iodine
123
HIPDM ("HIPDM") (as defined in the Certificate of Designation). However, the underlying license rights related to Iodine 123 HIPDM were fully impaired in 1991 and released upon termination of the license agreement on November 30, 1993. Because all rights to HIPDM were released, these dividends will only be paid by conversion to common stock. Therefore, the accrued dividends were
transferred to equity as of August 31, 1994. G.         STOCKHOLDERS' EQUITY -
continued

The holders of the 15%/30% Preferred may convert any accumulated and unpaid dividends into one share of the Company's Common Stock for each dollar accumulated. Additionally, each share of the 15%/30% Preferred may be converted into 10 shares of the Company's common stock. The Company is required to reserve common shares sufficient to allow conversion of all preferred stock and accrued dividends.

The 15%/30% Preferred shareholders, in the event of liquidation of the Company, will receive an amount equal to the issue price plus accumulated and unpaid dividends before any holder of common stock or any other stock ranking junior to the 15%/30% Preferred can be paid.

As of August 31, 1995 and 1994, 54,589 of the 84,242 15%/30% Preferred and
applicable accrued dividends were converted into Common Stock. Based on the number of outstanding shares of 15%/30% Preferred at August 31, 1995 and 1994, and the dividend rate schedule above, the estimated accrued cumulative dividend is $433,393 and $344,677, respectively. At August 31, 1995, the holders of preferred stock can convert their shares into 890,517 shares of common stock including accrued dividends.

In the event that the Company completes a public offering of its common stock where the offering price is at least $1.00 per share, the 15%/30% Preferred and accumulated dividends will automatically convert to common shares in the ratios discussed above.

Commencing in 1991, the Company has the right but not the obligation to convert all of the outstanding 15%/30% Preferred into common stock at the conversion price exhibited below plus any accumulated unpaid dividends.

   Stated Redemption Date                                    Percentage
   January 1, 1994 - December 31, 1994                          108%
   January 1, 1995 - December 31, 1995                          106%
   January 1, 1996 - December 31, 1996                          104%
   All periods commencing January 1, 1997                       102%

In October, 1990, the Company created a second series of Preferred stock, Class
A Convertible Preferred Stock (Convertible Preferred). Issue price is $10 per share and the maximum issuable shares under the series is 200,000 shares.

Commencing one year after the date of issuance of the Convertible Preferred, each share was convertible into 250 shares of common stock or was redeemable in the form of a cash payment to the holder at the option of the holder. Cash payments to the holder were limited to a maximum conversion of 25% annually and were redeemable at $12.50, $15.00, $17.50 and $20.00 in years two, three, four and five from the date of issuance, respectively, and $22.50 for years thereafter. The Company was not required, however, to reserve shares of common stock for conversion of the Convertible Preferred shares. The Company's









G.  STOCKHOLDERS' EQUITY - continued

obligation to redeem the Convertible Preferred Stock at the option of the holder was reflected in the accompanying balance sheets at the legal redemption rate for the number of shares currently redeemable. The shares which were not currently redeemable were stated at their original issue price of $10.00 per share. The accretion of the redemption price was being recorded as a charge to accumulated deficit. All shares of Convertible Preferred were converted to common stock in March, 1994, and the stock issue was canceled.

In fiscal 1994, the Board of Directors approved the conversion of $164,000 of accrued liabilities to an officer, director and stockholder, at $.02 per share, into 8,200,000 shares of the Company's common stock. All of the above liabilities were converted during the year ended August 31, 1994.

On March 28, 1992, the Board of Directors unanimously approved for submission to the Company's stockholders a Performance Stock Option Plan (the Plan). The Plan will permit the granting of stock options to certain directors, officers and employees of the Company or any subsidiary thereof. Authority to grant options under the Plan will terminate on October 7, 2002. On October 30, 1992, the Company's Stockholders approved the Plan which will provide 50,000,000 shares of common stock available for the granting of options.

The following summarizes the status of options and warrants granted at August 31, 1995:

                             Outstanding
Outstanding
                                  at
 at
Exercise             Year    September 1,            Exercised/
August 31,
 Price              Granted      1994       Granted   Expired
1995
           $.075                  1995            -
350,000             -     350,000
           $.075                  1995            -
10,000,000             -  10,000,000
           $.03      1995           -                     100,000
   -          100,000
           $.02      1992      500,000           (1)           -
   -          500,000
           $.02      1994    6,000,000                         -
   -        6,000,000

                             6,500,000                 10,450,000
   -       16,950,000

G.  STOCKHOLDERS' EQUITY - continued

The following summarizes the status of options and warrants granted at August 31, 1994:

                             Outstanding
  Outstanding
                                  at
       at
Exercise             Year    September 1,                      Exercised/
   August 31,
 Price              Granted      1993       Granted             Expired
      1994

           $.20      1989      500,000                      -     500,000
      -
           $.02      1992      500,000           (1)        -          -
 500,000
           $.02      1994           -                6,000,000         -
6,000,000

                             1,000,000               6,000,000    500,000
6,500,000

(1)Does not include options to acquire 750,000 shares of common stock pursuant to an employment agreement with a former officer and director which were forfeited upon termination.

H.  INCOME TAXES

The following is a summary of the provision for income taxes:

                                              Year Ended August 31,
                                                1995      1994

  Current provision
  Federal                                        $   5,550   $      -
  State                                              2,856          -

                                                 $   8,406   $      -

  Deferred provision (benefit)
  Federal                                        $ (88,000)  $(452,000)
  State                                            (12,000)    (48,000)

                                                 $(100,000)  $(500,000)

  Total provision (benefit)
  Federal                                        $ (82,450)  $(452,000)
  State                                             (9,144)    (48,000)

                                                 $ (91,594)  $(500,000)

H.  INCOME TAXES - continued

The provision for income taxes differs from the amount determined by applying the statutory rate to net income before taxes, due to the following reasons for the years ended August 31:

                                           1995       1994

  Income taxes at statutory rate                  $ 346,000  $ 323,000
  Benefits due to change in asset
    valuation allowance                            (445,000)
(821,000)
  Other                                               7,406     (2,000)

  Income tax benefit                              $ (91,594)
$(500,000)

Sources of change in deferred taxes and the deferred tax effect of each were as follows for the year ended August 31:

                                           1995       1994

  Change in asset valuation
    allowance                                     $ 445,000  $ 821,000
  Accrued liabilities                                22,000    (79,000)
  Depreciation and amortization                       7,000         -

  Carryforward of net operating
    losses for income tax reporting                (374,000)
(242,000)

                                                  $ 100,000  $ 500,000

Components of deferred tax assets at August 31, were as follows:

                                          1995         1994


  Assets

  Net operating loss carryforwards              $ 6,812,000  $ 7,186,000
  Accrued liabilities                                26,000        4,000
  Depreciation and amortization                       7,000           -
                                                  6,845,000    7,190,000
    Valuation Allowance                            (6,245,000) (6,690,000)

         NET ASSET                                $   600,000 $   500,000

H.  INCOME TAXES - continued

The Company has net operating loss carryforwards for tax purposes as follows:

                                 Federal
              Year            Net Operating          Year
             Generated            Loss             Expires

           1981$  2,027,000         1996
1982       3,338,000                1997
           1983                     3,009,000   1998
           1984                     2,941,000   1999
           1985                       992,000   2000
           1986                       909,000   2001
           1987                     1,074,000   2002
           1988                            -      -
           1989                            -      -
           1990                     2,086,000   2005
           1991                     1,091,000   2006

                                 $ 17,467,000


I.  CONTINGENCIES AND COMMITMENTS

Due to the nature of the products, the Company is subject to regulation by a number of federal and state agencies, including the Federal Food and Drug Administration (FDA), the State of California and the Drug Enforcement Agency
(DEA). The Company must comply with regulatory requirements. Should it violate such requirements, its ability to operate could be suspended or terminated. Management believes it has the control system and policies in place so that it will fully comply with regulatory requirements.

In May 1988, the Company issued 50,000 units of 15%/30% Preferred Stock and Common Stock shares (consisting of 50,000 shares of preferred and 100,000 shares of common) (Note E) held by the Company as collateral for the long-term debt-upplier and trade account payable balance. Per the agreement, these units of stock were returned to the Company in 1994 and cancelled.

On November 4, 1991, the Company entered into a settlement agreement which transferred certain undeveloped land in satisfaction of a judgment against the Company. As provided in the settlement agreement, the Company would remain contingently liable to the extent proceeds from the sale of the land were less than $2,715,000.

I.  CONTINGENCIES AND COMMITMENTS - continued

In August, 1995, the Company amended the settlement agreement whereby another corporation, 100% owned by a director, officer and stockholder, has assumed the obligations of the Company under the settlement agreement. In exchange, the Board of Directors approved the issuance of 2,000,000 shares of the Company's no par value common stock to this corporation. These shares will transfer back to the Company when the judgement is completely satisfied. The Company retained voting rights to those shares and dividends, if any, related to these shares are paid to the Company.

J.  EXTRAORDINARY ITEM

During 1995, the Company settled long-term debt and accounts payable totaling $299,262 for $200,850 resulting in an extraordinary gain of $98,412. During 1994, the Company settled notes payable, long-term debt, accrued interest and accounts payable totaling $139,535 for $62,975 resulting in an extraordinary gain of $76,560.

K.  MAJOR CUSTOMERS AND VENDORS

The raw material needed for the Company's radiopharmaceutical drug product is manufactured by a limited number of suppliers. The Company purchases all of its raw product (Iodine-123) from one supplier whose operations are based in
Canada.
All transactions between the Company and its supplier are in U.S. dollars. Purchases for the years ended August 31, 1995 and 1994, totaled approximately $1,087,000 and $996,000, respectively. Included in accounts payable and long-erm debt at August 31, 1995 and 1994, are liabilities of approximately $100,000 and $415,000, respectively, for these purchases.

GPI's radio pharmaceutical drug product is distributed by one distributor/customer. Sales for the years ended August 31, 1995 and 1994 totaled approximately $3,608,000 and $3,313,000, respectively.

L.  RELATED PARTY TRANSACTIONS

A employee and former shareholder of QCP controls a corporation which performs the marketing and sales of QCP's products. Commissions paid for services rendered were $26,000 in August, 1995. At December 31, 1995, QCP owed this corporation $38,747.


M.  SUBSEQUENT EVENT

On September 12, 1995, the Board of Directors entered into a settlement agreement with a former officer, director and stockholder to purchase 3,275,000 shares of the Company's no par value common stock and 3,475,000 stock options for a total of $90,562.

In November, 1995, a warrant to purchase 8,000,000 shares of the Company's no par value common stock was issued to an officer, director and employee of the Company. The warrant has a ten year life with an exercise price of $.075 per share, which approximates market value.


















































                           Exhibit 3.12

                Second Amended and Restated Bylaws
                SECONDED AMENDED AND RESTATED BYLAWS
                                 OF
                    GOLDEN PHARMACEUTICALS, INC.


                              ARTICLE I

                               OFFICES

  Section 1.1. Principal Office. The principal offices of Golden Pharmaceuticals, Inc., a Colorado Corporation (the "Corporation") shall be at 1313 Washington Avenue, Golden, Colorado 80401, but the Corporation may, in the discretion of the Board of Directors, maintain offices wherever the business of the Corporation may require, either within or outside the State of Colorado.

  Section 1.2. Registered Office and Agent. The Corporation shall continuously maintain in the State of Colorado a registered office and a registered agent whose business office is identical with the registered office.
The registered office may but need not be identical with the principal office of the Corporation. The Corporation may change its registered office, its registered agent, or both, upon filing a statement as specified by law in the office of the Secretary of State of Colorado.

                             ARTICLE II

                      MEETINGS OF SHAREHOLDERS

  Section 2.1. Time and Place. Any meeting of the shareholders may be held at such time and place, within or outside of the State of Colorado, as may be fixed by the Board of Directors or as shall be specified in the notice or waiver of notice of the meeting.

  Section 2.2. Annual Meeting. The annual meeting of the shareholders shall be held on the date and at the time and place fixed from time to time by the Board of Directors; provided, however, that each successive annual meeting shall be held on a date that is within thirteen months after the date of the preceding annual meeting.

  Section 2.3. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, may be called by the President, the Board of Directors or the holders of not less than one-tenth of all of the shares entitled to vote at the meeting. Special meeting shall be held at the principal offices of the Corporation or at such other place as the Board of Directors may determine.

  Section 2.4.  Court Ordered Meetings.

         (a)Any court of competent jurisdiction in the State of Colorado may summarily order a meeting to be held:
                (i)On application of any shareholder of the Corporation if an annual meeting was not held within six months after the end of the Corporation's fiscal year or fifteen months after its last annual meeting, whichever is earlier; or

                (ii)On application of a shareholder who participated in a proper call for a special meeting if (i) notice of the special meeting was not given within thirty days after the date the demand was delivered to the Corporation's Secretary; or (ii) the special meeting was not held in accordance with the notice.

           (b)The court may fix the time and place of the meeting, specify a record date for determining shareholders entitled to notice of and to vote at the meeting, prescribe the form and content of the meeting notice, fix the quorum required for the meeting or direct that the votes represented at the meeting constitute a quorum for the meeting, and enter other orders necessary to permit the meeting to be held.

      Section 2.5. Record Date. In order to make a determination of shareholders entitled to notice of or to vote at any meeting of shareholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may fix in advance a date as the record date for such determination of shareholders. The record date may be fixed not more than fifty and, in the case of a meeting of the shareholders, not less than ten days before the date of the proposed action, except

                (i) when it is proposed that the number of authorized shares be increased, in which case the record date shall be not less than thirty days before the date of such action, and (ii) when it is proposed that all or substantially all of the property and assets of the Corporation be sold, leased, exchanged or otherwise disposed of other than in the usual and regular course of business or other than in liquidation (but not by way of mortgage, pledge or other grant of security interest), in which case the record date shall be not less than twenty days before the date of such action. If no record date is so fixed, the date on which notice of the meeting is mailed or the date on which the resolution of the Board of Directors declaring the dividend is adopted, as the case may be, shall be the record date for such determination of shareholders. Provision for the record date for actions taken by the shareholders by written consent is made in
           Section 2.10 of these Bylaws.

      Section 2.6. Voting Record. At least ten days before each meeting of shareholders, the Secretary of the Corporation, or such other officer or agent having charge of the stock transfer books for shares of the Corporation, shall make a complete list of the shareholders entitled to vote at such meeting or any adjournment thereof. The list shall be arranged in alphabetical order and shall contain the address of and number of shares held by each shareholder. The list shall be kept on file at the principal office of the Corporation for ten days prior to such meeting, shall be produced and kept open at the meeting, and shall be subject to inspection by any shareholder for any purpose germane to the meeting during usual business hours of the Corporation and during the whole time of the meeting.

      Section 2.7. Notices. Written notice stating the place, day and hour of the meeting shall be delivered not less than ten nor more than fifty days before the date of the meeting, except

(i) when it is proposed that the number of authorized shares be increased, in which case at least thirty days' notice shall be given, and (ii) when it is proposed that all or substantially all of the property and assets of the Corporation be sold, leased, exchanged or otherwise disposed of other than in the usual and regular course of business or other than in liquidation (but not by way of mortgage, pledge or other grant of security interest), in which case at least twenty days' notice shall be given. Notice shall be given either personally or by mail, by or at the direction of the President, the Secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at such meeting. If mailed, the notice shall be deemed to be delivered as to any shareholder of record when deposited in the United States mail, postage prepaid, addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation. If delivered personally, the notice shall be deemed to be delivered when handed to the shareholder or deposited at his address as it appears on the stock transfer books of the Corporation. In giving notice to a shareholder, the Corporation shall be entitled to rely on the last address furnished to the Corporation for such purpose by such shareholder, and, if three successive letters mailed to the last-known address of any shareholder of record are returned as undeliverable, no further notices to such shareholder shall be necessary until another address for such shareholder is made known to the Corporation. In the case of an annual meeting at which action will be taken with respect to amendment to the articlesof incorporation, the merger, consolidation, dissolution or liquidation of the Corporation, the exchange of any shares of the Corporation for the shares of another corporation pursuant to a plan of exchange to be approved by the shareholders, or the sale, lease, exchange or other disposition of all or substantially all of the assets of the Corporation, and in the case of any special meeting, the purpose or purposes for which the meeting is called shall be stated in the notice.

      Section 2.8. Quorum. A majority of the outstanding shares entitled to vote, represented in person or by proxy, shall constitute a quorum at any meeting of the shareholders, except as otherwise provided by the Colorado Corporation Code. If a quorum is not represented at any meeting of the shareholders, the shareholders present in person or by proxy may adjourn the meeting from time to time for up to sixty days at any one adjournment, until the number of shares required for a quorum are present. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record entitled to vote at the meeting. Otherwise, no such notice need be given other than announcement at the meeting at which the adjournment is taken. At any adjourned meeting at which a quorum is represented, any business may be transacted that could have been transacted at the meeting originally called. The shareholders present or represented at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

      Section 2.9. Voting. Except as otherwise provided by law, all matters shall be decided by a vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote of the shareholders. A shareholder may vote either in person or by proxy executed in writing by the shareholder or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Secretary of the Corporation before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise providedin the proxy. At each election for directors, every shareholder entitled to vote at such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote. Voting on any question or in any election may be by voice vote unless the presiding officer shall order or any shareholder shall demand that voting be by ballot.

      Section 2.10.  Voting of Shares by Certain Holders.

         (a)If shares or other securities having voting power stand of record in the names of two or more persons, whether fiduciaries, members of a partnership, joint tenants, tenants in common, tenants by the entirety, or otherwise, or if two or more persons have the same fiduciary relationship respecting the same shares, those persons' act with respect to voting shall have the following effect:

                 (i) If more than one person votes, the act of the majority so voting binds all;

                (ii) If more than one person votes, but the vote is evenly split on any particular matter, each faction may vote the securities in question proportionately, or any person voting the shares of a beneficiary, if any, may apply to any court of competent jurisdiction in the State of Colorado to appoint an additional person to act with the persons so voting the shares.
      The shares shall then be voted as determined by a majority of such persons and the person appointed by the court.

          (iii)If an instrument filed pursuant to paragraph (a) of this Section 2.10 shows that a tenancy is held in unequal interests, a majority or even split for the purpose of this
 Section 2.10 shall be a majority or even split in interest.

                (iv) The provisions of paragraph (a) of this Section 2.10 shall not apply if the Secretary of the Corporation is given written notice of alternate voting provisions and is furnished with a copy of the instrument or order appointing those persons or creating the relationship wherein alternate voting provisions are established.

      (b) Shares standing in the name of another corporation may be voted by such officer, agent or proxy as the bylaws of such corporation may prescribe, or, in the absence of such provision, as the board of directors of such other corporation may determine.

      (c) Shares held by an administrator, executor, court appointed guardian or conservator may be voted by him, either in person or by proxy without a transfer of such shares into his name. Shares standing in the name of a trustee may be voted by him, either in person or by proxy, but no trustee shall be entitled to vote shares held by him without a transfer of such shares into his name.

      (d) Shares standing in the name of a receiver may be voted by such receiver, and shares held by or under the control of a receiver may be voted by such receiver without the transfer thereof into his name if authority to do so is contained in an appropriate order of the court by which such receiver was appointed.

      (e) A shareholder whose shares are pledged shall be entitled to vote such shares until the shares have been transferred into the name of the pledgee, and thereafter the pledgee shall be entitled to vote the shares so transferred.

      (f) Redeemable shares which have been called for redemption shall not be entitled to vote on any matter and shall not be deemed outstanding shares on and after the date on which written notice of redemption has been mailed to shareholders and a sum sufficient to redeem such shares has been deposited with a bank or trust company with irrevocable instruction and authority to pay the redemption price to the holders of the shares upon surrender of certificates therefor.

 Section 2.11. Waiver of Notice. Whenever law or these Bylaws require notice of a shareholders' meeting to be given, a written waiver of notice signed by a shareholder entitled to notice, whether before, at, or after the time stated in the notice, shall be equivalent to the giving of notice to that shareholder. By attending a meeting, a shareholder waives any objection to
(i) lack of notice or defective notice of such meeting unless he objects, at the beginning of the meeting, to the holding of the meeting or the transaction of business at the meeting, or (ii) consideration at such meeting of any matter not within the purpose or purposes described in the notice of the meeting unless he objects to considering the matter when it is presented.

 Section 2.12. Action by Shareholders Without a Meeting. Any action required or permitted to be taken at a meeting of the shareholders may be taken without a meeting if a consent in writing, describing the action so taken, is signed by all of the shareholders entitled to vote with respect to such action and is delivered to the secretary for inclusion in the minutes or for filing with the corporate records. Such consent may be executed in counterparts and shall be effective as of the date of the last signature thereon, unless the consent specifies a different effective date. The record date for determining shareholders entitled to take such action is the date the first shareholder signs the consent.

                           ARTICLE III

                            DIRECTORS

 Section 3.1. Authority of Board of Directors. The business and affairs of the Corporation shall be managed by the Board of Directors, except as otherwise provided by Colorado law or the Articles of Incorporation of the Corporation or any amendments thereto.

 Section 3.2. Number. The number of directors of this Corporation shall be no fewer than three; provided however, that if all outstanding shares are held of record by fewer than three shareholders, then there need be only as many directors as there are shareholders of record. Subject to such limitation, the number of directors shall be fixed by resolution of the Board of Directors and may be increased or decreased by resolution of the board of directors, but no decrease shall have the effect of shortening the term of any incumbent director.

 Section 3.3. Qualification. Directors shall be natural persons at least eighteen years old, but need not be residents of the State of Colorado or shareholders of the Corporation.

 Section 3.4. Election. The Board of Directors shall be elected at the annual meeting of the shareholders or at a special meeting called for that purpose.

 Section 3.5. Term. Each director shall be elected to hold office until the next annual meeting of shareholders and until his successor is elected and qualified.

 Section 3.6. Removal and Resignation. Any director may be removed at a meeting expressly called for that purpose, with or without cause, by a vote of the holders of the majority of shares entitled to vote at any election of directors. Any director may resign at any time by giving written notice to the
Chairman of the Board, the President or to the Secretary of the Corporation, and acceptance of such resignation shall not be necessary to make it effective unless the notice so provides.

 Section 3.7. Vacancies. Any vacancy occurring on the Board of Directors and any directorship to be filled by reason of an increase in the size of the Board of Directors shall be filled by an affirmative vote of a majority, though less than a quorum, of the remaining directors. A director elected to fill a vacancy shall hold office during the unexpired term of his predecessor in office. A director elected to fill a position resulting from an increase in the board of directors shall hold office until the next annual meeting of shareholders and until his successor is elected and qualified.

 Section 3.8. Meetings. A regular, annual meeting of the Board of Directors shall be held immediately prior to, and at the same place as, the annual meeting of shareholders. No notice of this meeting of the Board of Directors need be given. The Board of Directors may, by resolution, establish a time and place for additional regular meetings which may thereafter be held without further notice. Special meetings of the Board of Directors may be called by the Chairman of the Board (if any), the President, or any two members of the Board of Directors.

 Section 3.9. Notices. Notice of a special meeting, stating the date, hour and place of such meeting, shall be given to each member of the Board of Directors by the Chairman of the Board (if any), the President, the Secretary, or the members of the Board calling the meeting. The notice may be deposited in the United States mail or sent to each member by facsimile machine at least three days before the meeting, unless emergency conditions justify less than three day notice, addressed to the director at the last address he has furnished to the Corporation for this purpose, and any notice so mailed shall be deemed to have been given when it was mailed. Under emergency conditions, notice may also be given at least twenty-four hours before the meeting in person, or by telephone, prepaid telegram, telex, cablegram, radiogram, or similar method, and such notice shall be deemed to have been given when the personal or telephone conversation occurs, or when the telegram, telex, cablegram, radiogram, or other form of notice is either personally delivered to the director or delivered to the last address of the director furnished to the Corporation by him for this purpose.

 Section 3.10.  Quorum and Manner of Acting.  Except as provided in
Section 3.7 of these Bylaws, a majority of the number of directors fixed in accordance with these Bylaws shall constitute a quorum for the transaction of business at all meetings of the Board of Directors, but a smaller number may adjourn from time to time without further notice, until a quorum is secured. The act of a majority of the directors present at any meeting at which a quorum is present shall be the act of the Board of Directors, except as otherwise specifically required by law or by the Articles of Incorporation or these Bylaws.

 Section 3.11. Organization. The Board of Directors shall elect a chairman from among the directors to preside at each meeting of the Board of Directors and at all meetings of the stockholders. The Board of Directors shall also elect a Vice Chairman from among the directors to preside at each meeting of the Board of Directors and at all meetings of the shareholders which the Chairman is unable to attend. The Board of Directors shall elect a secretary to record the discussions and resolutions of each meeting.

 Section 3.12. Presumption of Assent. A director of the corporation who is present at a meeting of the Board of Directors or a committee of the Board of
Directors when corporate action is taken is deemed to have assented to the action taken unless:

      (a) He objects at the beginning of such meeting to the holding of the meeting or the transacting of business at the meeting;

      (b) He contemporaneously requests that his dissent from the action taken be entered in the minutes of such meeting; or

      (c) He gives written notice of his dissent to the presiding officer of such meeting before its adjournment or to the Secretary of the Corporation immediately after adjournment of such meeting.

 The right of dissent as to a specific action taken in a meeting of the Board of Directors or a committee of the Board of Directors is not available to a director who votes in favor of such action.

 Section 3.13. Waiver of Notice. A written waiver of notice signed by a director, whether before, at, or after the time stated therein, shall be equivalent to the giving of notice to that director. By attending or participating in any regular or special meeting, a director waives any required notice of such meeting unless the director objects, at the beginning of the meeting, to the holding of the meeting or the transacting of business at the meeting.

 Section 3.14. Attendance by Telephone. One or more members of the Board of Directors may participate in a meeting of the Board by means of conference telephone or similar communications equipment by which all directors participating in the meeting can hear each other at the same time. Such participation shall constitute presence in person at the meeting.

 Section 3.15. Action by Directors Without a Meeting. Any action required or permitted to be taken at a meeting of the Board of Directors may be taken without a meeting if a consent in writing, describing the action so taken, is signed by all of the directors. Such consent may be executed in counterparts and shall be effective as of the date of the last signature thereon, unless the consent specifies a different effective date. Such consent shall have the same force and effect as a unanimous vote of the directors.

 Section 3.16. Compensation. By resolution of the Board of Directors any director may be paid any one or more of the following: his expenses, if any, of attendance at meetings; a fixed sum for attendance at each meeting; or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

                             ARTICLE IV

                             COMMITTEES

 Section 4.1. Authorization of Committees of the Board of Directors. The Board of Directors, by resolution adopted by a majority of the full Board of directors, may designate from among its members an executive committee and one or more other committees, each of which, to the extent provided in the resolution, shall have all of the authority, powers and duties of the Board of Directors, except that (a) no such committee shall have the authority to do any of the following:
(i) declare dividends or distributions; (ii) approve or recommend to shareholders actions or proposals required by the Colorado Corporation Code to be approved by shareholders; (iii) fill vacancies on the Board of Directors or any committee thereof; (iv) amend these Bylaws; (v) approve a plan of merger not requiring shareholder approval; (vi) reduce earned or capital surplus; (vii) authorize or approve the reacquisition of shares of the Corporation unless pursuant to a general formula or method specified by the Board of Directors; or
(viii) authorize or approve the issuance or sale of, or any contract to issue or sell, shares of the Corporation, or designate the terms of a series of a class of shares, and (b) the Board of Directors, having acted regarding general authorization for the issuance or sale of shares of the Corporation or any contract therefor and, in the case of a series, the designation thereof, may, pursuant to a general formula or method specified by the Board by resolution or by adoption of a stock option or other plan, authorize a committee to fix the terms of any contract for the sale of the shares and to fix the terms upon which such shares may be issued or sold, including, without limitation, the price, the dividend rate, provisions for redemption, sinking fund, conversion, or voting or preferential rights, and provision for other features of a class of shares or a series of a class of shares, with full power in such committee to adopt any final resolution setting forth all terms thereof and to authorize the statement of the terms of a series for filing with the Secretary of State under the Colorado Corporation Code. Subject to the foregoing, the Board of Directors may provide by resolution such powers, limitations and procedures for such committees as the Board deems advisable. To the extent the Board of Directors does not establish other procedures for such a committee, each committee shall be governed by the procedures established in Section 3.8 (except as they relate to an annual meeting of directors) and Sections 3.9, 3.10, 3.13, 3.14, 3.15 and
3.16 of these Bylaws, as if the committee were the Board of Directors.
Neither
the designation of such committee, the delegation of authority to such committee, nor any action by such committee pursuant to its authority shall alone constitute compliance by any member of the Board of Directors, not a member of the committee in question, with his responsibility to act in good faith, in a manner he reasonably believes to be in the best interests of the Corporation, and with such care as an ordinarily prudent person in a like position would use under similar circumstances.

 Section 4.2. Stock Option Committee. The Board of Directors, by a resolution adopted by a majority of the entire Board, may designate two or more directors to constitute a Stock Option Committee, each of whom shall be a "disinterested person" within the meaning of Rule 16b-3 (or any successor rule or regulation) promulgated under the Securities Exchange Act of 1934, as amended, which Committee, unless its authority shall be otherwise expressly limited by such resolution or other resolutions, shall have the following duties, among others:
           (a) to determine the employees, officers and directors to whom stock options ("Options") shall be granted, pursuant to the 1992
 Performance Stock Option Plan of the Corporation (the "Stock Option Plan") as may be amended from time to time, the time when such Options shall be granted, the number of shares of common stock which shall be subject to each Option, the period(s) during which such Options shall be exercisable (whether in whole or in part), and other terms and provisions thereof;

      (b) to construe the Stock Option Plan and Options granted thereunder, to amend the Stock Option Plan and Options granted thereunder, to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan, to determine the terms and provisions of the respective Options and to make all other determinations necessary or advisable for administering the Stock Option Plan;

      (c) any or all powers and functions of the Stock Option Committee may at any time and from time to time be exercised by the Board of Directors or the Executive Committee thereof; provided, however, that, with respect to the participation in the Stock Option Plan by employees who are members of the Board of Directors or the Executive Committee, as the case may be, such powers and functions of the Stock Option Committee may be exercised by the Board of Directors or the Executive Committee only if, at the time of such exercise, a majority of the members of the Board of Directors or the Executive Committee, as the case may be, and a majority of the directors acting in the particular matter, are "disinterested persons" within the meaning of Rule 16b-3 (or any successor rule or regulation) promulgated under the Securities Exchange Act of 1934, as amended;

      (d) advise management on all other matters pertaining to the Stock Option Plan as requested;

      (e) report to the Board of Directors as and when appropriate with respect to all of the foregoing.

 Vacancies in the membership of the Stock Option Committee may be filled by the Board of Directors at any regular or special meeting of the Board of Directors or by unanimous written consent.

 The Stock Option Committee shall keep regular minutes of its proceedings and report the same to the Board of Directors when required. The designation of such Committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon the Board of Directors or the member by law.

 The Board of Directors may from time to time designate the number of such Stock Option Committee members that shall constitute a quorum and provide for the holding of regular meetings thereof. In the absence of any such designation, a majority of the members of the Stock Option Committee shall constitute a quorum. The affirmative vote of a majority of those present at a meeting of the Stock Option Committee at which a quorum is present, shall be necessary for the adoption of any resolution or the taking of any action.

 Meetings of the Stock Option Committee may be called by any member upon at least three (3) days' prior written notice.

                             ARTICLE V

                              OFFICERS

 Section 5.1. Number and Election. The officers of the Corporation shall be a President, a Chief Executive Officer, a Chairman of the Board of Directors, a Secretary and a Treasurer, who shall be elected by the Board of Directors. In addition, the Board of Directors may elect a Chairman and a Vice Chairman of the
Board, and the Board of Directors, the President or the Chief Executive Officer may appoint one or more vice presidents, assistant secretaries, assistant treasurers, and such other subordinate officers and agents as it or he shall deem necessary, who shall hold their offices and agencies for such terms and shall exercise such powers and perform such duties as shall be determined from time to time by these Bylaws, the Board of Directors, or (with respect to such officers appointed by the President Chief Executive Officer), the President or Chief Executive Officer. Any two or more offices may be held by the same person, except the offices of President and Secretary. The officers of the Corporation shall be natural persons at least eighteen years old.

 Section 5.2. President. The President shall preside at all meetings of shareholders and, unless the Board of Directors has elected a Chairman or Vice Chairman, at all meetings of the Board of Directors. Subject to the direction and control of the Board of Directors, he shall have general and active management of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He may negotiate, enter into and execute contracts, deeds and other instruments on behalf of the Corporation as are necessary and appropriate or as are approved by the Board of Directors or any committee designated by the Board of Directors, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law to be otherwise signed or executed. He shall have such additional authority, power and duties as are appropriate and customary for the office of President and as the Board of Directors may prescribe from time to time.

 Section 5.3. Chief Executive Officer. The Chief Executive Officer shall preside at all meetings of shareholders that the President or the Chairman of the Board are unable to attend, and at all meetings of the Board of Directors that the President or the Chairman of the Board are unable to attend. Subject to the direction and control of the Board of Directors, he shall have general and active management of the business of the Corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect. He may negotiate, enter into and execute contracts, deeds and other instruments on behalf of the Corporation as are necessary and appropriate or as are approved by the Board of Directors or any Committee designated by the Board of Directors, except in cases where the signing and execution thereof shall be expressly delegated by the Board of Directors or by these Bylaws to some other officer or agent of the Corporation or shall be required by law to be otherwise signed or executed. He shall have such additional authority, power and duties as are appropriate and customary for the office of Chief Executive Officer and as the Board of Directors may prescribe from time to time.

 Section 5.4.  Chairman of the Board.  The Chairman of the Board of
Directors shall chair all meetings of the Board of Directors and shareholders at which he is present, and shall have such other powers and duties as shall be determined from time to time by the Board.

 Section 5.5. Vice Chairman of the Board. The Vice Chairman of the Board of Directors shall have the authority to act in the absence of the Chairman and shall chair all meetings of the Board of Directors and shareholders which the Chairman is unable to attend, and shall have such other powers and duties as shall be determined from time to time by the Board.

 Section 5.6. Vice President. The Vice President, if any, or, if there are more than one, the Vice Presidents in the order determined by the Board of Directors or the President, shall be the officer or officers next in seniority after the President. Each Vice President shall have such authority, power and duties as are prescribed by the Board of Directors or President. Upon the death, absence or disability of the President, the Vice President, if any, or, if there are more than one, the Vice Presidents in the order determined by the Board of Directors or the President, shall have the authority, power and duties of the President.

 Section 5.7. Secretary. The Secretary shall give, or cause to be given, notice of all meetings of the shareholders and special meetings of the Board of
Directors, keep the minutes of such meetings, have charge of the corporate seal and stock records, be responsible for the maintenance of all corporate records and files and the preparation and filing of reports to governmental agencies (other than tax returns), have authority to affix the corporate seal to any instrument requiring it (and, when so affixed, it may be attested by his signature), and have such other authority, powers and duties as are appropriate and customary for the office of secretary or as the Board of Directors or the President may prescribe from time to time.

 Section 5.8. Assistant Secretary. The assistant secretary, if any, or, if there are more than one, the assistant secretaries in the order determined by the Board of Directors or the President shall, under the supervision of the President and the Secretary, perform such other duties and have such other powers as may be prescribed from time to time by the Board of Directors or the President. Upon the death, absence or disability of the Secretary, the assistant secretary, if any, or, if there are more than one, the assistant secretaries in the order designated by the Board of Directors or the President, shall have the authority, power and duties of the secretary.

 Section 5.9. Treasurer. The treasurer shall have control of the funds and the care and custody of all stocks, bonds and other securities owned by the
Corporation, and shall be responsible for the preparation and filing of tax returns. He shall receive all moneys paid to the Corporation and, subject to any limits imposed by the Board of Directors or the President, shall have authority to give receipts and vouchers, to sign and endorse checks and warrants in the Corporation's name and on the Corporation's behalf, and give full discharge for the same. The treasurer shall also have charge of disbursement of funds of the Corporation, shall keep full and accurate records of the receipts and disbursements, and shall deposit all moneys and other valuable effects in the name and to the credit of the Corporation in such depositories as shall be designated by the Board of Directors. He shall have such additional authority, powers and duties as are appropriate and customary for the office of treasurer and as the Board of Directors or President may prescribe from time to time.
In
the absence or disability of the President and Vice President or Vice Presidents, the Treasurer shall perform the duties of the President.

 Section 5.10. Assistant Treasurer. The assistant treasurer, if any, or, if there are more than one, the assistant treasurers in the order determined by the Board of Directors or the President shall, under the supervision of the President and the Treasurer, have such authority, powers and duties as may be prescribed from time to time by the Board of Directors or the President. Upon the death, absence or disability of the Treasurer, the assistant treasurer, if any, or if there are more than one, the assistant treasurers in the order determined by the Board of Directors or the President, shall have the authority, powers and duties of the Treasurer.

 Section 5.11. Removal and Resignation. Any officer elected or appointed by the Board of Directors may be removed at any time by the Board of Directors, and any officer appointed by the President may be removed at any time by the Board of Directors or the President, whenever in its or his judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Election or appointment of any officer shall not itself create contract rights.
Any officer may resign at any time by giving written notice of his resignation to the Board of Directors, the President or the Secretary, and acceptance of such resignation shall not be necessary to make it effective, unless the notice so provides. Any vacancy occurring in any office, the election or appointment to which may be made only by the Board of Directors, may be filled by the Board of Directors. Any vacancy occurring in any other office of the Corporation may be filled by the Board of Directors or the President.

 Section 5.12. Compensation. Officers shall receive such compensation for their services as may be authorized or ratified by the Board of Directors. Election or appointment of an officer shall not of itself create a contractual right to compensation for services performed as such officer. No officer shall be prevented from such compensation by reason of the fact that he is also a director of the Corporation.

                             ARTICLE VI

                          INDEMNIFICATION

 Section 6.1. Definitions. As used in this Article VI, (a) "Corporation" includes any domestic or foreign predecessor entity of the Corporation in a merger, consolidation or other transaction in which the predecessor's existence ceased upon consummation of the transaction; (b) "director or officer" means an individual who is or was a director or officer of the Corporation and an individual who, while a director or officer of the Corporation, is or was serving at the Corporation's request as a director, officer, partner, trustee, employee or agent of, or in another similar capacity for, any other entity (a director or officer shall be considered to be serving an employee benefit plan at the Corporation's request if his duties to the Corporation also impose duties on or otherwise involve services by him to the plan or to participants in or beneficiaries of the plan), and, unless the context otherwise requires, "director or officer" shall include the estate or personal representative of a director or officer; (c) "entity" includes any foreign or domestic corporation, partnership, joint venture, trust, enterprise or employee benefit plan; (d) "expenses" includes attorney fees; (e) "liability" means the obligation to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan), or reasonable expense incurred with respect to a proceeding; (f) "official capacity," when used with respect to a director or officer, means the office of the director or officer in the Corporation ("official capacity" does not include service for any other entity);
(g) "party" includes an individual who was, is, or is threatened to be made a named defendant or respondent in a proceeding; (h) "proceeding" means any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative and whether formal or informal.

 Section 6.2.  Mandatory Indemnification.

      (a) Except as provided in Section 6.2(d), the Corporation shall indemnify against liability incurred in any proceeding an individual made a party to the proceeding because he is or was a director or officer if:
 (I) he conducted himself in good faith; (ii) he reasonably believed (A) in the case of conduct in his official capacity with the Corporation, that his conduct was in the Corporation's best interests; or (B) in all other cases, that his conduct was at least not opposed to the Corporation's best interests; and (iii) in the case of any criminal proceeding, he had no reasonable cause to believe his conduct was unlawful.

      (b) A director's or officer's conduct with respect to an employee benefit plan for a purpose he reasonably believed to be in the interests of the participants in or beneficiaries of the plan is conduct that satisfies the requirements of Section 6.2(a)(ii)(B). A director's or officer's conduct with respect to an employee benefit plan for a purpose that he did not reasonably believe to be in the interests of the participants in or beneficiaries of the plan shall be deemed not to satisfy the requirements of Section 6.2(a)(i).

      (c) The termination of any proceeding by judgment, order, settlement or conviction, or upon a plea of nolo contendere or its equivalent, is not of itself determinative that the individual did not meet the standard of conduct set forth in Section 6.2(a).

      (d) The Corporation may not indemnify a director or officer under this Section 6.2 either: (i) in connection with a proceeding by or in the right of the Corporation in which the director or officer was adjudged liable to the Corporation; or (ii) in connection with any proceeding charging improper personal benefit to the director or officer, whether or not involving action in his official capacity, in which he was adjudged liable on the basis that personal benefit was improperly received by him.

      (e) Indemnification permitted under this Section 6.2 in connection with a proceeding by or in right of the Corporation is limited to reasonable expenses incurred in connection with the proceeding.

 Section 6.3.  Authorization.

      (a) The Corporation shall not indemnify a director or officer under Section 6.2 unless authorized in the specific case after a determination has been made that indemnification of the director or officer is required in the circumstances because he has met the standard of conduct set forth in section 6.2(a).

      (b) The determination required to be made by Section 6.3(a) shall be made: (i) by the Board of Directors by a majority vote of a quorum, which quorum shall consist of directors not parties to the proceeding; or
 (ii) if a quorum cannot be obtained, by a majority vote of a committee of the Board designated by the Board, which committee shall consist of two or more directors not parties to the proceeding; except that directors who are parties to the proceeding may participate in the designation of directors for the committee.

      (c) If the quorum cannot be obtained or the committee cannot be established under Section 6.3(b), or, even if a quorum is obtained or a committee is designated, if such quorum or committee so directs, the determination required to be made by Section 6.3(a) shall be made: (i) by independent legal counsel selected by a vote of the Board of Directors or the committee in the manner specified in Section 6.3(b)(i) or Section 6.3(b)(ii) or, if a quorum of the full Board cannot be obtained and a committee cannot be established, by independent legal counsel selected by a majority vote of the full Board; or (ii) by the shareholders.


      (d) Authorization of indemnification and evaluation as to reasonableness of expenses shall be made in the same manner as the determination that indemnification is required; except that, if the determination that indemnification is required is made by independent legal counsel, authorization of indemnification and evaluation as to reasonableness of expenses shall be made by the body that selected said counsel.

 Section 6.4.  Advance Payment.

      (a) The Corporation shall pay for or reimburse the reasonable expenses incurred by a director or officer who is a party to a proceeding in advance of the final disposition of the proceeding if: (i) the director or officer furnishes the Corporation a written affirmation of his good-faith belief that he has met the standard of conduct described in Section 6.2(a)(i); (ii) the director or officer furnishes the Corporation a written undertaking, executed personally or on his behalf, to repay the advance if it is determined that he did not meet such standard of conduct; and (iii) a determination is made that the facts then known to those making the determination would not preclude indemnification under this
 Section 6.4.

      (b) The undertaking required by Section 6.4(a)(ii) shall be an unlimited general obligation of the director or officer but need not be secured and may be accepted without reference to financial ability to make repayment.

      (c)  Determinations and authorizations of payments under this
 Section 6.4 shall be made in the manner specified in Section 6.3.

 Section 6.5. Mandatory Indemnification Against Reasonable Expenses. The Corporation shall indemnify a director or officer of the Corporation who was wholly successful, on the merits or otherwise, in defense of any proceeding to which he was a party because he is or was a director or officer, against reasonable expenses incurred by him in connection with the proceeding.

 Section 6.6. Insurance. The Corporation may purchase and maintain insurance on behalf of an individual who is or was a director, officer, employee, fiduciary or agent of the Corporation or who, while a director, officer, employee, fiduciary or agent of the Corporation, is or was serving at the request of the Corporation as a director, officer, partner, trustee, employee, fiduciary or agent of, or in another similar capacity for, any other entity against any liability asserted against or incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Article VI. Any such insurance may be procured from any insurance company designated by the Board of Directors of the Corporation, whether such insurance company is formed under the laws of the State of Colorado or any other jurisdiction of the United States of America or elsewhere, including any insurance company in which the Corporation has equity or any other interest, through stock ownership or otherwise.

 Section 6.7. Notice to Shareholders. Any indemnification of, or advance of expenses to, a director or officer in accordance with this Article VI, if arising out of a proceeding by or on behalf of the Corporation, shall be reported in writing to the shareholders with or before the notice of the next shareholders' meeting.


                            ARTICLE VII

                    SHARES AND TRANSFER THEREOF

 Section 7.1. Regulation. The Board of Directors may make such rules and regulations as it may deem appropriate concerning the issuance, transfer and registration of certificates for shares of the Corporation, including the appointment of transfer agents and registrars.

 Section 7.2. Certificates for Shares. The shares of the Corporation may, but need not be represented by certificates. Unless the Colorado Corporation Code or another law expressly provides otherwise, the fact that the shares are not represented by certificates shall have no effect on the rights and obligations of shareholders.

 Certificates representing shares of the Corporation shall be respectively numbered serially for each class of shares, or series thereof, as they are issued, shall be impressed with the corporate seal or a facsimile thereof, and shall be signed by the Chairman or Vice Chairman of the Board of Directors or by the President or a Vice President and by the Treasurer or an Assistant Treasurer or by the Secretary or an Assistant Secretary; provided that such signatures may be a facsimile if the certificate is countersigned by a transfer agent, or registered by a registrar, both of which may be the Corporation itself or its employee. Each certificate shall state the name of the Corporation, the fact that the Corporation is organized or incorporated under the laws of the State of
Colorado, the name of the person to whom issued, the date of issue, the class (or series of any class), the number of shares represented thereby and the par value of the shares represented thereby or a statement that such shares are without par value. A statement of the designations, preferences, qualifications, limitations, restrictions and special or relative rights of the shares of each class shall be set forth in full or summarized on the face or back of the certificates which the Corporation shall issue, or in lieu thereof, the certificate may set forth that such a statement or summary will be furnished to any shareholder upon request without charge. Each certificate shall be otherwise in such form as may be prescribed by the Board of Directors and as shall conform to the rules of any stock exchange on which the shares may be listed.

 The Corporation may issue certificates representing fractional shares and may make transfers creating a fractional interest in a share of stock. The Corporation may issue scrip in lieu of any fractional shares, such scrip to have terms and conditions specified by the Board of Directors.

 Section 7.3. Facsimile Signatures. Where a certificate is (I) countersigned by a transfer agent other than the Corporation or its employee, or
(ii) registered by a registrar other than the Corporation or its employee, any or all of the officers' signatures on the certificate required by Section 7.2 may be facsimile; except that if the Corporation acts as its own transfer agent or registrar, or both, it shall be allowed to countersign such certificates if it is governed by the rules of a regulated securities exchange. If any officer who has signed, or whose facsimile signature has been placed upon, any certificate, shall cease to be such officer, whether because of death, resignation, or otherwise, before the certificate is issued by the Corporation, it may nevertheless be issued by the Corporation with the same effect as if he were such officer at the date of issue.

 Section 7.4. Cancellation of Certificates. All certificates surrendered to the Corporation for transfer shall be cancelled and no new certificates shall be issued in lieu thereof until the former certificate for a like number of shares shall have been surrendered and cancelled, except as herein provided with respect to lost, stolen or destroyed certificates.

 Section 7.5. Lost, Stolen or Destroyed Certificates. Any shareholder claiming that his certificate for shares is lost, stolen or destroyed may make an affidavit or affirmation of the fact and lodge the same with the Secretary of the Corporation, accompanied by a signed application for a new certificate. Thereupon, and upon the giving of a satisfactory bond of indemnity to the Corporation not exceeding an amount double the value of the shares as represented by such certificate (the necessity for such bond and the amount required to be determined by the President and Treasurer of the Corporation), a new certificate may be issued of the same tenor and representing the same number, class and series of shares as were represented by the certificate alleged to be lost, stolen or destroyed.

 Section 7.6.   Shares Held for Account of Another.  The Board of
Directors may adopt by resolution a procedure whereby a shareholder of the Corporation may certify in writing to the Corporation that all or a portion of the shares registered in the name of such shareholder are held for the account of a specified person or persons. The resolution shall set forth (i) the classification of shareholders who may certify; (ii) the purpose or purposes for which the certificate may be made; (iii) the form of certification and information to be contained herein; (iv) if the certification is with respect to a record date or closing of the stock transfer books, the time after the record date or the closing of the stock transfer books within which the certification must be received by the Corporation; and (v) such other provisions with respect to the procedure as are deemed necessary or desirable. Upon receipt by the Corporation of a certification complying with the procedure, the persons specified in the certification shall be deemed, for the purpose or purposes set forth in the certification, to be the holders of record of the number of shares specified in place of the shareholder making the certification.

 Section 7.7. Consideration for Shares. Shares may be issued for such consideration, expressed in dollars (but not less than the par value thereof), as shall be fixed from time to time by the Board of Directors. Treasury shares may be disposed of for such consideration expressed in dollars as may be fixed from time to time by the Board of Directors. Such consideration may consist, in whole or in part, of money, other property, tangible or intangible, or in labor or services actually performed for the Corporation, but neither promissory notes nor the promise of future services shall constitute payment or part payment for shares of the Corporation.

 Section 7.8. Transfer of Shares. Subject to the terms of any shareholder agreement relating to the transfer of shares or other transfer restrictions contained in the Articles of Incorporation or authorized therein, shares of the
Corporation shall be transferable on the books of the Corporation by the holder thereof in person or by his duly authorized attorney, upon the surrender and cancellation of a certificate or certificates for a like number of shares. Upon presentation and surrender of a certificate for shares properly endorsed and payment of all taxes therefor, the transferee shall be entitled to a new certificate or certificates in lieu thereof. As against the Corporation, a transfer of shares can be made only on the books of the Corporation and in the manner hereinabove provided, and the Corporation shall be entitled to treat the holder of record of any share as the owner thereof and shall not be bound to recognize any equitable or other claim to or interest in such share on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the statutes of the State of Colorado.

 Section 7.9. Transfer Agent. The Board of Directors by resolution shall appoint the transfer agent of the certificates representing the shares of stock of the Corporation. In addition, the Board of Directors must authorize any change of the transfer agent of the Corporation. The transfer agent appointed by the Board shall maintain a stock transfer book, the stubs in which shall set forth among other things, the names and addresses of the holders of all issued shares of the Corporation, the number of shares held by each, the certificate numbers representing such shares, the date of issue of the certificates representing such shares, and whether or not such shares originate from original issue or from transfer. Subject to Section 2.5, the names and addresses of the shareholders as they appear on the stubs of the stock transfer book shall be conclusive evidence as to who are the shareholders of record and as such entitled to receive notice of the meetings of shareholders; to vote at such meetings; to examine the list of the shareholders entitled to vote at meetings;
to receive dividends; and to own, enjoy and exercise any other property or rights deriving from such shares against the Corporation. Each shareholder shall be responsible for notifying the Secretary in writing of any change in his name or address and failure so to do will relieve the Corporation, its directors, officers and agents, from liability for failure to direct notices or other documents, or pay over or transfer dividends or other property or rights, to a name or address other than the name and address appearing on the stub of the stock transfer book.

 Section 7.10. Close of Transfer Book and Record Date. For the purpose of determining shareholders entitled to notice of or to vote at any meeting of shareholders, or any adjournment thereof, or shareholders entitled to receive payment of any dividend, or in order to make a determination of shareholders for any other proper purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period all in accordance with
Section 2.5 of these Bylaws.

 Section 7.11.  Shares Without Certificates.

      (a) Unless provided otherwise in these bylaws or in the Corporation's Articles of Incorporation, the Board of Directors may authorize the issuance of any of the Corporation's classes or series of shares without certificates. Such authorization shall not affect shares already represented by certificates until they are surrendered to the Corporation.

      (b) Within a reasonable time following the issue or transfer of shares without certificates, the Corporation shall send the shareholder a complete written statement of the information required by Section 7.2 hereof to be on certificates.

                            ARTICLE VIII

                              BANKING

 Section 8.1. Changes in Primary Banking Relationships. The Board of Directors must, by resolution, authorize all changes in the primary banking relationships of the Corporation.

                                    ARTICLE IX

                                SEAL

 Section 9.1. Corporate Seal. The Board of Directors may adopt a seal, circular in form and bearing the name of the Corporation and the words "SEAL" and "COLORADO," which, when adopted, shall constitute the seal of the Corporation. The seal may be used by causing it or a facsimile of it to be impressed, affixed, manually reproduced or stamped with indelible ink.

                             ARTICLE X

                            FISCAL YEAR

 Section 10.1. Fiscal Year. The Board of Directors may, by resolution, adopt a fiscal year for the Corporation.

                             ARTICLE XI

                             AMENDMENT

 Section 11.1. Amendment of Bylaws. These Bylaws may at any time and from time to time be amended, supplemented or repealed by the Board of Directors. Notwithstanding the foregoing however, these Bylaws may be altered, amended or repealed and new Bylaws adopted by a vote of a majority in interest of the outstanding shares of the Corporation entitled to vote at a meeting duly called for that purpose.

                            ARTICLE XII

                          EMERGENCY BYLAWS

 The Emergency Bylaws provided in this Article XII shall be operative during any emergency in the conduct of the business of the Corporation resulting from an attack on the United States or any nuclear or atomic disaster, notwithstanding any different provision in the preceding articles of the Bylaws or in the Articles of Incorporation of the Corporation or in the Colorado Corporation Code. To the extent not inconsistent with the provisions of this Article, the Bylaws provided in the preceding articles shall remain in effect during such emergency and upon its termination the Emergency Bylaws shall cease to be operative.

 During any such emergency:

      (a) A meeting of the Board of Directors may be called by any officer or director of the Corporation. Notice of the time and place of the meeting shall be given by the person calling the meeting to such of the directors as it may be feasible to reach by any available means of communication. Such notice shall be given at such time in advance of the meeting as circumstances permit in the judgment of the person calling the meeting.

      (b) At any such meeting of the Board of Directors, a quorum shall consist of the number of directors in attendance at such meeting.


      (c) The Board of Directors, either before or during any such emergency, may, effective in the emergency, change the principal office or designate several alternative principal offices or regional offices, or authorize the officers so to do.

      (d) The Board of Directors, either before or during any such emergency, may provide, and from time to time modify, lines of succession in the event that during such an emergency any or all officers or agents of the Corporation shall for any reason be rendered incapable of discharging their duties.

      (e) No officer, director or employee acting in accordance with these Emergency Bylaws shall be liable except for willful misconduct. No officer, director, or employee shall be liable for any action taken by him in good faith in such an emergency in furtherance of the ordinary business affairs of the Corporation even though not authorized by the Bylaws then in effect.

      (f) These Emergency Bylaws shall be subject to repeal or change by further action of the Board of Directors or by action of the shareholders, but no such repeal or change shall modify the provisions of the next preceding paragraph with regard to action taken prior to the time of such repeal or change. Any amendment of these Emergency Bylaws may make any further or different provision that may be practical and necessary for the circumstances of the emergency.

 These Seconded Amended and Restated Bylaws were adopted on the 1st day of April, 1994 by the Board of Directors.




                          By
                               Janice F. Brenton, Secretary

Exhibit 10.                            3

            Amended and Restated Distribution Agreement
         between the Company and Syncor dated June 1, 1995
             AMENDED AND RESTATED DISTRIBUTION AGREEMENT


     This Agreement, made and entered into as of this ____ day of April, 1995, by and between GOLDEN PHARMACEUTICALS, INC. (formerly known as Benedict Nuclear
Pharmaceuticals, Inc.), a corporation organized under the laws of the State of Colorado, with its principal offices at 1313 Washington Avenue, Golden Colorado
80401 (hereinafter referred to as "Supplier") and SYNCOR INTERNATIONAL CORPORATION, organized under the laws of the State of California, with offices at 20001 Prairie Street, Chatsworth, California 91311 (hereinafter referred to as "Distributor").

     WHEREAS, Supplier and Distributor entered into a Distribution Agreement dated as of July 1, 1991 (the "Prior Agreement"),

     WHEREAS, Supplier and Distributor desire to amend and restate the Prior Agreement in its entirety,

     NOW, THEREFORE, for and in consideration of the mutual agreements and promises set forth herein, the parties hereto covenant and agree as follows:

     1. Appointment. Supplier hereby appoints and Distributor hereby accepts appointment as a non-exclusive distributor under Supplier's label for
Sodium Iodide I-123 100 and 200   Ci capsules (A 100   Ci capsule is one (1)
unit and a 200   Ci capsule is two (2) units.) meeting the product release
specifications ("Specifications") set forth in Supplier's NDA 18-671 and all supplements and amendments thereto (hereinafter referred to as "Products"). A copy of such Specifications is attached hereto as Exhibit A and hereby incorporated by reference.

     2.   Term and Right of First Refusal.

          (a) The term of this Agreement shall commence effective May 1, 1995 and shall continue for five (5) years with a one year option to extend the Agreement by Distributor subject to the provisions of Section 17 hereof.

          (b) For a period of one year from the date of termination of this Agreement, in the event Supplier desires to enter into a distribution agreement, Supplier shall first provide Distributor with a copy of such proposed distribution agreement (a "Proposal"). Distributor shall have
15
     calendar days from receipt of a Proposal to advise Supplier whether Distributor will enter into a distribution agreement with Supplier that contains the same terms and conditions as the Proposal. Supplier's obligations in this paragraph 2(b) are subject to the prior receipt of an executed Confidentiality Agreement in the form of Exhibit D attached hereto.

          If Distributor advises Supplier that it will enter into an agreement that contains the same terms and conditions as the Proposal, then the parties shall diligently proceed to enter into a distribution agreement containing the same terms and conditions as the Proposal. In any event, the effective date of the definitive distribution agreement will be the same as that set forth in the Proposal, or if no date is set forth in the Proposal it will be effective within fifteen days from the date of the acceptance of the terms of the Proposal by Distributor. In the event Distributor does not elect to enter into a distribution agreement containing the same terms and conditions as the Proposal or fails to notify Supplier within the time frame set forth in this Section 2(b), then
     Supplier may seek to enter into a distribution agreement containing the same terms and conditions as the Proposal with other parties; provided, however, if Supplier fails to enter into such distribution agreement with another party within ninety (90) days of Distributor's failure or refusal,
     then Distributor shall have the same rights under any subsequent offer of a distribution agreement as under the initial proposal.

          Notwithstanding anything to the contrary contained in this paragraph 2(b) the Distributor shall have no right of first refusal if this Agreement terminates upon the mutual agreement of the parties.

          (c) If Supplier receives a written proposal for a distribution agreement from a third party ("Third Party Proposal") under which such third party proposes to enter into a distribution agreement with Supplier and which Third Party Proposal contains more favorable terms to the distributor than this Agreement and Supplier desires to accept such Third Party Proposal, Supplier shall within three (3) days of receipt of such written Third Party Proposal communicate such Third Party Proposal to Distributor in writing. Distributor shall have fifteen (15) days after receipt of such Third Party Proposal to agree to change this Agreement to incorporate such more favorable terms. If Distributor agrees, this Agreement shall be so amended within thirty (30) days of Distributor's agreement.

     3. Price. Distributor agrees to pay the prices for the Products as per Exhibit B, attached hereto and hereby incorporated by reference.

     4. Payment Terms. Supplier shall invoice Distributor on a weekly basis via a statement and invoices/statements shall be addressed as directed by Distributor. Payment shall be made in U.S. Dollars net thirty (30) days after the date of Supplier's weekly statement.

     5.   Duties of Distributor.  Distributor agrees to:

          (a) provide an adequate sales organization and facilities to assure adequate sales representation, prompt handling of inquiries, orders
     and careful attention to customer service requirements for Products; and

          (b) comply with applicable laws and governmental regulations affecting the use, possession and sale of the Products.

     6.   Duties of Supplier.  Supplier agrees to:

          (a)  accept Distributor's orders for Products for shipment four
     (4) days per week for 52 weeks per year; Supplier produces Products for distribution by Time of Calibration on Monday through Thursday. If a national holiday falls on a scheduled distribution day (i.e., Monday through Thursday), capsules will not be produced or shipped for that particular day. However, capsules may be produced for holiday distribution if a minimum order of 500 capsules or an agreed to amount is submitted in writing at least two (2) weeks prior to the holiday;

          (b) provide Distributor with such technical assistance as is reasonably necessary to help Distributor to effectively carry out its responsibilities under this Agreement;

          (c) use its best efforts to maintain a reasonable inventory of Products, raw materials and supplies sufficient in view of Distributor's forecasted purchases to promptly service orders received from
Distributor;
     and

          (d) provide such assistance as is reasonably necessary in connection with customer complaints and investigations or recalls by any state or federal governmental agency, including investigations, testing and the preparation or compilation of reports and documents.

     7. Transportation. Supplier shall ship Products at its expense by commercially scheduled air carrier FOB Destination Airport to up to 25 Destination Airports on Sunday, Monday, Tuesday and Wednesday of each week and Supplier shall be responsible for tracing and expediting said shipments. Designation of the Destination Airport and ground transportation shall be the responsibility of the Distributor and may be changed from time to time by Distributor upon thirty (30) days prior written notice to Supplier.


     8. Orders. Distributor shall place its daily orders for products to Supplier by telephone. Order cut-off times will be mutually agreed upon between each location distributor and supplier.

     9.   Warranty.  Supplier warrants that the Products:

          (a) conform to the Specifications and are safe and effective under the conditions of use described on the labelling for the Products;

          (b) are not adulterated or misbranded as of the date of manufacture within the meaning of the Federal Food, Drug and Cosmetic Act as amended, or within the meaning of any applicable state or municipal law
     in which the definitions of adulteration and misbranding are substantially identical with those contained in the Federal Food, Drug and Cosmetic
Act,
     and the Products are not articles which may not, under the provisions of Sections 404 or 505 of said Act, be introduced into interstate commerce
or
     which may not, under substantially similar provisions of any state or municipal law, be introduced into commerce;

          (c) comply with the applicable regulations of the United States Nuclear Regulatory Commission, and in particular, the Products satisfy the
     standards set forth in Part 20 of the regulations of the Nuclear Regulatory Commission;

          (d) are packaged in containers that conform to the requirements and regulations of the United States Department of Transportation for shipment of radioactive materials NOS, USA D.O.T. 7A-Type A; and

          (e) are not manufactured or sold in violation of any of the provisions of the Fair Labor Standards Act of 1938, the Civil Rights Act of 1964 as amended by the Equal Employment Opportunity Act of 1972 or the Occupational Safety and Health Act of 1970.

     10. No Change to Specifications. Supplier shall not change or modify the Specifications without the prior consent of the FDA. Supplier shall notify
Distributor of specification changes approved by the United States Food and Drug
Administration ("FDA") prior to implementation of such changes.

     11. Termination of Agreements. That certain Transfer Agreement, form of Lease Agreement, short form of Option to Lease, form of Subordination and Non-Disturbance Agreement, Option to Lease and Subordination and Non-Disturbance
Agreement, all between Supplier and Distributor and attached to the Prior Agreement as Exhibits A through D, respectively, are null and void and no longer of any force or effect and each party hereto agrees to take all such actions as are necessary or desirable, including but not limited to the preparation and filing of releases and other documents with state, county and local agencies, to effectuate the release and termination of such agreements and to notify such other parties that Supplier or Distributor may designate the fact that such agreements have been terminated and are null and void and no longer of any force or effect. All costs and expenses associated with or related to such actions shall be at the sole cost and expense of Supplier.

     12. Infringement of Patents, Trademarks or Copyrights. Supplier shall indemnify Distributor and its customers for any loss, damage, expense or liability that may result by reason of any infringement or claim of infringement of any United States or foreign patent, trademark or copyright, based on the manufacture, sale or distribution of any Products furnished hereunder. Supplier shall defend or settle, at its expense, any suit against Distributor for which it is responsible hereunder. Distributor shall notify Supplier promptly of any claim of infringement for which Supplier may be responsible hereunder and shall cooperate with Supplier in every reasonable way to facilitate the defense hereof.

     13. Supplier's Indemnification. Supplier hereby agrees, upon receipt from Distributor of reasonable written notice, to defend, indemnify and hold harmless Distributor, its officers, directors, employees, agents and customers from and against any and all:

          (a) damages, charges, losses (including the cost of any Products lost by libel, condemnation or recall), actions and proceedings brought by
     the United States of America or any state or local government or any agency or instrumentality thereof, or any foreign government or agency thereof, against the Distributor, its officers, directors, agents and/or employees or customers or against any Products by reason of any finding by
     said public authority or by Distributor that any such Products are not as herein warranted; and

          (b) claims, demands, actions and causes which are hereafter made or brought against Distributor, its officers, directors, agents and/or employees or customers by any person, firm, corporation or association for
     the recovery of damages to property or damages for injury, illness and/or death of any person which is caused or alleged to have been caused by the possession, handling, use or consumption of any Products resulting from
or
     allegedly resulting from Supplier's acts or omissions.

     Distributor shall give prompt notice to Supplier concerning any claim as to which these indemnification provisions apply. Distributor, its officers, directors, agents and/or employees or customers may participate with the Supplier in the defense of any such action at their own expense.

     14. Distributor's Indemnification. Distributor shall indemnify and hold harmless Supplier, its officers, directors, employees and agents from and against any and all claims, damages, actions and judgments, including costs, reasonable attorneys' fees and expenses, arising out of or in connection with any representation made by Distributor with respect to any Product which is inconsistent with the product label and package insert for the Products.

     15. Force Majeure. Neither party to this Agreement shall be liable or be in breach of any provision hereof for any failure or delay on its part to perform any obligation (other than the obligation to make payments when due under provision of this Agreement) because of force majeure, including but not limited to war, insurrection, riot, fire, explosion, flood, sabotage, accidents of navigation or breakdown or damage of vessels, other conveyances for air, land or sea, strike or other labor disturbances, failure of Supplier's raw material supplier to provide Supplier with I-123, governmental action or any other cause beyond the reasonable control of the party thus failing to perform or whose performance is thus delayed.

     16. Relationship of Parties. The relationship hereby established between Distributor and Supplier is solely that of an independent contractor and this Agreement shall not create an agency, partnership, joint venture or employer/employee relationship, and nothing hereunder shall be deemed to authorize either party to act for, represent or bind the other or any of its affiliates except as expressly provided in this Agreement.

     17.  Termination.

          (a) Either party may terminate this Agreement immediately if FDA approval of the Products is withdrawn.

          (b) If either party materially defaults in the performance of any obligation hereunder, then the other party shall have the right to terminate this Agreement upon thirty (30) days prior written notice unless
     such defaulting party shall substantially cure such default to the reasonable satisfaction of the other party during the thirty (30) day notice period. In such event, this Agreement shall continue in effect
and
     such notice of termination shall be of no effect.

          (c) Either party may promptly terminate this Agreement without penalty at any time by written notice in the event the other party passes any resolution for or permits any proceedings for its winding up or assignment in bankruptcy or otherwise is declared bankrupt or insolvent
or
     in the event of a receiver or manager of its assets being appointed.

          (d) Unless Section 15 is applicable or Nordion fails to supply I-123 to Supplier without breach of Supplier's obligations to Nordion, in the event that Supplier materially defaults in the performance of any obligation under this Agreement or ceases to do business, Distributor or its nominee shall have the option to acquire the NDA for the I-123 capsules, the master drug file for the I-123 capsules, the equipment for producing the I-123 capsules, a list of such equipment is set forth on Exhibit C attached hereto and incorporated herein (such equipment, together with any equipment acquired by Supplier after the date hereof in addition to or in substitution of such equipment is referred to herein as the equipment) (collectively the "NDA") at fair market value under the provisions of 17(e) below (the "Purchase Option"). Distributor shall exercise said option by written notice to Supplier within ninety (90)
days
     from the date of Supplier's failure to cure any such material default or Supplier's cessation of business.

          (e)  Determination of Fair Market Value

                        (i) Supplier and Distributor agree that for purpose of
          determining the Purchase Price for the NDA that, Distributor and Supplier shall attempt to agree upon the fair market value of the NDA, the Master Drug File and the Equipment, respectively;

                       (ii) If Distributor and Supplier are unable to agree on the fair market value of the NDA, the Master Drug File or the Equipment, respectively, within three (3) days after Distributor notifies Supplier of its intent to exercise the Purchase Option, Distributor and Supplier shall each designate in writing to the other party within five (5) days after Distributor's exercise of the Purchase Option the name of an experienced appraiser qualified to appraise the NDA, the Master Drug File, or the Equipment, as the case may be. If the parties are able to agree on the fair market value of the NDA, the Master Drug File and the Equipment, respectively, such value shall be used to determine the Purchase Price. The appraiser shall be appointed only to determine the value of whichever of the NDA, the Master Drug File, or the Equipment the parties are unable to agree on;

                      (iii) Each party may designate a single appraiser to appraise all of the NDA, the Master Drug File, and the Equipment;

                       (iv) The appraiser(s) designated by Supplier and the appraiser(s) designated by Distributor shall then, within seven (7) days after Distributor's exercise of the Purchase Option, agree upon and designate a third appraiser(s) qualified to appraise the NDA, the Master Drug File and the Equipment, as the case may be. If more than one appraiser is designated by any party, only the appraiser(s) with expertise with respect to the particular asset shall take part in designating a third appraiser for such particular asset; and


                        (v) Each such appraiser shall provide a written appraisal
          of the fair market value of the particular asset within fifteen (15) days after Distributor's exercise of the Purchase Option. The fair market value of the particular asset shall be the average of the value as determined pursuant to all three appraisals. If either party fails to designate an appraiser within three (3) days after the breach, or such party's appraiser fails to deliver appraisal within fifteen (15) days of the breach, the appraiser designated by the other party shall be used to determine the fair market value of the particular asset. If the two designated appraisers are unable to agree upon a third appraiser, either party may appeal to the Denver District Court for the appointment of a third appraiser.

     18. Assignment. This Agreement and the rights hereunder shall not be assignable by either party or transferred by merger without the prior written consent of the other party, except that Distributor may assign this Agreement to its parent or subsidiary corporation or the successor to all or substantially all of the business or assets related to the Products.

     19. Notice. Except as otherwise provided herein, any notice, report, invoice or other communication or request required hereunder shall be deemed to have been sufficiently given when deposited, prepaid, registered or certified mail, addressed to the recipient at its address set forth below or to such other address as may be furnished in writing by the recipient.

     To Distributor:               Syncor International Corporation
                              20001 Prairie Street
                              Chatsworth, CA  91311
                              Attention:  President

     To Supplier:             Golden Pharmaceuticals, Inc.
                              1313 Washington Avenue
                              Golden, CO  80401
                              Attention:  President

     20. Governing Law. The validity, performance and construction of this Agreement shall be construed and enforced in accordance with the laws of the State of Colorado.

     21. Waiver. Waiver of or failure to enforce, by either party, any of the terms of this Agreement at any time shall not in any way limit or waive such party's rights thereafter to enforce or require compliance with the terms of this Agreement.

     22. Entire Agreement. The provisions set forth herein constitute the entire agreement between the parties with respect to the subject matter hereof.
This Agreement supersedes all previous communications, representations or agreements, whether oral or written, between the parties relating to the subject matter hereof. NEITHER PARTY SHALL BE BOUND BY ANY PROVISIONS ADDITIONAL TO OR
AT VARIANCE WITH THE TERMS HEREOF THAT MAY APPEAR IN THE OTHER PARTY'S QUOTATION, PURCHASE, ORDER, ACKNOWLEDGEMENT, CONFIRMATION, INVOICE OR IN ANY OTHER PRIOR OR LATER COMMUNICATION UNLESS SUCH PROVISION IS EXPRESSLY AGREED TO
IN WRITING SIGNED BY BOTH PARTIES.

     23. Amendments. Modification or amendment of this Agreement shall not be of any force or effect unless such modification or amendment is in writing and signed by the party to be bound thereby.

     24. Counterparts. This Agreement may be executed in any number of counterparts, each of which, when executed, shall be deemed to be an original and all of which together shall be deemed to be one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their respective duly authorized representatives as of the day and year first written above.

SYNCOR INTERNATIONAL               GOLDEN PHARMACEUTICALS, INC.
CORPORATION



By                               By
                                   Bruce A. Goldberg,
                                   Chief Operating Officer,
                                   Vice President - Business
                                   DevelopmentEXHIBIT A


Final Product Specification for the 100   Ci and 200   Ci capsule strengths of
Sodium Iodide I 123 Capsules, NDA 18-671.


100   Ci/Capsule

Sucrose                                                  0.45-0.65 g

Sterile Water for Injection, USP*                          1.9-49 ul

0.1N Sodium Hydroxide Solution*                             1-7.1 ul

Concentrated Hydrochloric Acid*                        0.01-0.075 ul

     (Total Fluid Content)*                                (9-50 ul)

Sodium Thiosulfate, ACS*                        0.00002 - 0.00057 mg

Gelatin Capsule:

     Size:                                                         0

     Color:                                          Opaque White QX

     Approximate Weight:                                       0.1 g








*Amounts based on a raw material radioactive concentration range of 14-100 mCi/ml at BHPI TOC and a stock solution radioactive concentration range of 2-11
mCi/ml at BNPI TOC.Final Product Specification for the 100   Ci and 200   Ci
capsule strengths of
Sodium Iodide I 123 Capsules, NDA 18-671.


200   Ci/Capsule

Sucrose                                                  0.45-0.65 g

Sterile Water for Injection, USP*                          3.8-48 ul

0.1N Sodium Hydroxide Solution*                            2-14.2 ul

Concentrated Hydrochloric Acid*                         0.02-0.15 ul

     (Total Fluid Content)*                               (18-50 ul)

Sodium Thiosulfate, ACS*                         0.00004 - 0.0011 mg

Gelatin Capsule:

     Size:                                                         0

     Color:                            Opaque Blue 1KJ/Orange "F" OF

     Approximate Weight:                                       0.1 g











*Amounts based on a raw material radioactive concentration range of 14-100 mCi/ml at BHPI TOC and a stock solution radioactive concentration range of 4-11
mCi/ml at BNPI TOC.Final Product Specification for the 100   Ci and 200   Ci
capsule strengths of
Sodium Iodide I 123 Capsules, NDA 18-671.


                   100   Ci and 200   Ci Capsules


Radiochemical Purity,Radioactivity of the iodide band is not less than 95% of total radioactivity. Rf value for the iodide band falls within 5.0% of the value found for NaI
123 specimen of known purity when determined under similar conditions.
Radionuclide Identification,Spectrum is identical to an I 123 specimen of known purity that exhibits a major photopeak at
0.159 0.001 MeV.
Radionuclidic Purity,Not less than 97.0% I 123,

not more than 2.9% as I 125, and

not more than 0.1% as all other (I 121 and Te 121) at BHPI TOC.
100% Assay,All accepted capsules are 90% to 100% of label claim. Not less than 19 of 20 capsules are within 96.5% and 103.5% of the mean radioactivity value.


                              EXHIBIT B

                          PRICING SCHEDULE

                 IODINE I-123 SODIUM IODIDE CAPSULES


A. Purchase prices as specified in Paragraph 3 shall be the current purchase prices for the Iodine 1-123 Sodium Iodide capsules ("Capsules").

B. On November 1, 1995 and on each succeeding anniversary date of this Agreement, the parties shall discuss the aforementioned pricing. Notwithstanding the above, for each subsequent year of the term of this Agreement, the price for the Capsules shall be increased annually by a percentage equal to the average increase (if any) in Distributor's price for the Capsules to its customers as measured by the Syncor Price Deviation Index for the Capsules for the proceeding year.
                             EXHIBIT B-1



What is it?

Stands for Price Deviation Index, this monthly report tracks a number of selected products in 4 categories:
Tech, Core, Propriety, and Cardiology products.

1123 products are captured under the CORE category. Each month's QTY, ASP, and
SALES $ are captured on a PDI report generated in Marketing. This monthly information is then compared against a BASELINE ASP (derived from the average of the last 3 months of the previous calendar year). Therefore, for 1995 reports, the baseline is calculated from the average of Oct-Dec 1994 data.

Since QTY changes are every month for each product, the PDI report tracks pricing activities by keeping QTY constant and comparing the current SALES $ versus ADJUSTED SALES $ (derived from multiplying current QTY versus BASELINE
ASP).  The result is a PDI index for each product (see sample below):

Sample

                                 Prod,QTY,Sales,ASP,Baseline,Adj sls,PDI
XXX,12,$676,$48,$46.55,12 * $46.55 =
                               $558.60,$676/$558.6 =
                                1.031


The above sample shows that for Product XXX, the PDI for XX 1995 was at 1.031 indicating a 3.1% increase from its baseline which was the last quarter of 1994.
Conversely, if price decreases occurred, the PDI would show indexes of less than
1.000.  Example:  0.987 indicating a -1.3%.

How is PDI used?

The PDI report is generally used for INTERNAL price tracking purposes. This information allows us to evaluate and monitor price level activities on CUSTOMER, LOCATION, and NATIONAL levels and can be helpful in assessing the success of any particular price increase program or policy implemented. It has not been, according to my knowledge, ever used as a basis of price increases to a customer.
                              EXHIBIT C

     EQUIPMENT LIST OF EQUIPMENT USED TO PRODUCE I-123 CAPSULES


1.   Lead
2.   Geiger Counter
3.   Cabinets
4.   Refrigerator
5.   Chromatography
6.   Xeron Gas Trap
7.   Stopchart Recorder
8.   Lab Benchtable
9.   Lab Platform
10.  Lead Metal Box
11.  2 Flowhoods
12.  Led Glass Shelves
13.  Auto Dispensing Unit
14.  Benches
15.  2 Generators
16.  Lead bricks
17.  Liquid Nitrogen Detector
18.  Cover Assembly
19.  HO Vacuum
20.  Chart Recorder
21.  Analytic Balance
22.  3 Freeze Dryers
23.  36 Load Pigs
24.  2 Zeron Units
25.  Class 5 Weights
26.  PH meters, tools
27.  Various Tools
28.  Lead Glass Goggles
29.  Counter Centrefuge
30.  Volocoty Meter
31.  Incubator
32.  Pawn Crimper
33.  Timec
34.  Conveyer
35.  13m Crimper
36.  Sterilizer
37.  Sodium Lead Crystal
38.  Shelves
39.  Survey Metals
40.  Hepa Filters
41.  Digital Isotope Monitor
42.  Electrophorsis
43.  Silver Xeobie
44.  Hood Filter Housing
45.  Capentec
46.  Vacuum
47.  2 Radiation Calibrators
48.  Isotope Draqing Station
49.  Omega Digital Thermal Hood
50.  Counter Assembly
51.  Graphic Printer
52.  Canberra
53.  Incubator & Monitor Equipment
54.  Fumehoods
55.  4 Radiation Monitor
56.  NP Xray, M099 Assy
57.  Emprinter, T201
58.  Heabler
59.  Venetron
60.  Shielding
61.  Capsule Assemble
62.  Ontec/Ampci
63.  Data Design/Davis
64.  Canberra/Egg Ortec
65.  Calibrator, Col Comutermetc
66.  Conveyor/Epson Printer
67.  Quaratee Cards
68.  Union Supply
69.  Channel 5-80 Processor
70.  AC/DC Mixer Router
71.  Metal Finisher
72.  Stepper Motor
73.  Ladder
74.  Hand Truck
75.  Nexco Osmometer
76.  Steam Sterilizer Component
77.  Capsule Filling Assembly
78.  Turntable For Filling
79.  Apple II
80.  Kewaune
81.  Lead Shield
82.  Getinger Int'l.
83.  Gluid Metering
84.  Branson Sonic Power
85.  Charcoal Service Corp.
86.  Target Blks, Shielding in Manifolds
87.  Dose Calibrator, Shield Unit
88.  2-3 Shelf Carts on Casters
89.  Thermowatch (Lab Controller)
90.  Hitachi 650f Oscliscope
91.  Kewanee Hopehood
92.  Single Spindle Dissolution Station
93.  Lead Lined Cabinet
94.  Shredder/2205 Destroyit
95.  Lead Sleaves (Gamma Products)
96.  UniSlide Assembly B2621k2j Motor M061-FD08
97.  Disbersion Equipment (Ivek Corp)
98.  Plastic Pallets (McMaster-Carr)
99.  Lab Hood (Genesse Energy)
100. Dose Meter (Victoreen)
101. Rapid Assey System Electronics
102. Analyzer, Amplifier, Connector
103. Trash Compactor
104. Binding Machine
105. Timeclock
106. Coffee Makers
107. IBM Wheelwriter 6 Typewriter
108. Eberlie Low Energy Gamma Pro.
109. Bionic Scope
110. 9-Pen Plotter
111. Fax Machine
112. Airborne P.C. Climent
113. Spectronic 601 (fr/Fischer Scientific)
114. Spectrophotometer Beckman Model 36 s/n 4350105
115. Charcoal Service Corp Carbon Absorber Model No. CSC-12-101-NS
116. Cole-Parmer GT4000G Balance
117. Hewlett Packard Chemstation
118. Clean Room, Western States Sales (9-150)
119. Quad Counter/Timer
120. Airflow Calibrator
121. Lead Shield
122. Computer Adj. Pump
123. 1-388 & 1-486 Computer
124. Toshiba Copier
125. Automatic Assay System
126. Talk Horn-TSI Colorado
127. Automatic Dosing
128. Manual Fork Lift
                              EXHIBIT D

                      CONFIDENTIALITY AGREEMENT


     This Confidentiality Agreement ("Agreement") is being entered into between
Golden Pharmaceuticals, Inc. ("Golden") and Syncor International Corporation ("Syncor") in order to allow Syncor to exercise its rights under paragraph 2(b)
of the Amended and Restated Distribution Agreement (the "Amended Distribution Agreement"). As a condition to your being furnished a copy of the distribution agreement referred to in paragraph 2(b) of the Amended Distribution Agreement (the "Confidential Material"), you agree to treat the Confidential Material in accordance with the provisions of this Agreement and to take or abstain from taking certain other actions herein set forth. The term "Confidential Material" does not include information which (i) was published or in the public domain at the time disclosed or used other than as a result of a disclosure by or through you, (ii) was or becomes available to you from a source other than Golden or their advisors, provided that the source of such information was not bound by an obligation to maintain such information as confidential, (iii) was known to you at the time of disclosure as evidenced by written records maintained by you in the ordinary course of business or (iv) is disclosed or used by you after five
(5) years from the date of disclosure.

     1) Without the prior written consent of Golden, you agree that you will not and will direct your representatives not to, disclose to any person the fact that any Confidential Material has been made available to you, nor otherwise make any public disclosure (whether written or oral) with respect to this Agreement, except and only to the extent that you have been advised by legal counsel in writing that such disclosure is required by law and then only after prior notice to and consultation with Golden. The term "person" as used in this
Agreement shall be broadly interpreted to include, without limitation, any corporation, company, partnership, trust or individual, excluding your employees, officers, directors or consultants hired by you who agree to be bound by this Agreement.

     2) You also agree that the Confidential Material will be used solely for the purpose of evaluating the possibility of entering into a distribution agreement and that such information will be kept confidential by you and your directors, officers, employees and representatives.

     3) In view of the fact that the Confidential Material consists of confidential and non-public information, you agree not to acquire, directly or indirectly, in any manner, for a period of one year from the date of this Agreement, beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934), or act as an advisor to any person seeking to do the same, of any securities of Golden.

     4) In the event that you do not proceed to enter into a distribution agreement containing the same terms as a Proposal, you shall promptly return the
Confidential Material and all written material containing or reflecting any information contained in the Confidential Material (whether prepared by Golden, their respective advisors or otherwise) and will not retain any copies, extracts or other reproductions in whole or in part of such written material, except one copy which shall be retained by your legal department for reference only in the event of a dispute relating to this Agreement.

     5) You agree that if any of your agreements in this Agreement are breached, a remedy at law may be inadequate and, therefore, without limiting any other remedy available at law or in equity, an injunction, specific performance or other forms of equitable relief, money damages or any combination thereof shall be available to Golden.

     6) You further understand and agree that no failure or delay by Golden in exercising any right, power or privilege hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any right, power or privilege.

     7) You agree and acknowledge that your agreements in this Agreement are not only for the benefit of Golden, but also their respective successors and assigns and they shall be third party beneficiaries hereof having all the rights to enforce your agreements in this Agreement.

     8) Capitalized terms used and not otherwise defined herein shall have the meanings given to such terms in the Amended Distribution Agreement.

     9) This Agreement shall be governed and construed in accordance with the laws of the State of Colorado.

     IN WITNESS WHEREOF the parties hereto have executed this Agreement by their respective duly authorized representative as of the date set forth below.

                                 GOLDEN PHARMACEUTICALS, INC.


                                 By:
                                 Its:

Confirmed and Agreed to:

SYNCOR INTERNATIONAL CORPORATION



By:
Its:

Dated:                      , 19

                            Exhibit 10.7

  Employment Agreement between the Company and Charles R. Drummond
                        EMPLOYMENT AGREEMENT


     THIS EMPLOYMENT AGREEMENT (this "Agreement") is entered into as of the 1st day of September 1991, between Benedict Nuclear Pharmaceuticals, Inc., a Colorado corporation (the "Company"), and Charles R. Drummond (the "Employee").

                              RECITALS

     WHEREAS, the Board of Directors of the Company has elected Employee to the position of Chairman of the Board of Directors and Secretary of the Company, effective as of the date hereof; and

     WHEREAS, the Company and the Employee desire to set forth herein the terms and conditions of Employee's employment with the Company.

     NOW, THEREFORE, the Company and the Employee hereby agree as follows:

                              ARTICLE I

                             EMPLOYMENT

     Section 1.01. Employment. The Company hereby employs Employee for the Employment Period specified in Article II below in the capacity of Chairman of the Board of Directors and Secretary of the Company, and in such other capacities as the Board of Directors of the Company (the "Board of Directors")
 may reasonably determine from time to time.

     Section 1.02. Responsibilities. Employee shall assume and discharge the responsibilities of his offices as set forth in the Bylaws of the Company and such other responsibilities as may be assigned to him by the Board of Directors, or as may be more particularly described in business plans approved by the Board of Directors. Employee shall perform such responsibilities on a part-time basis and to the best of his ability.

     Section 1.03. Authority. Employee's duties and authority shall be governed by the Board of Directors. The Board of Directors may, in its sole discretion, broaden or limit the scope of Employee's authority.

     Section 1.04. Employment Period. This Agreement shall be for a period of three years (the "Employment Period"), commencing on its effective date, subject, however, to termination during such period as provided in Article V hereof. This Agreement shall be renewed automatically for succeeding periods of one year on the terms and conditions as contained in this Agreement unless either the Company, by its Board of Directors, or the Employee shall, at least 30 days prior to the expiration of any three year period, give written notice of the intention not to renew this Agreement. Such renewals shall be effective in subsequent years on the same day of the same month as the original effective date of this Agreement.

                             ARTICLE II

                            COMPENSATION

     Section 2.01. Salary. As compensation for all services rendered and to be rendered pursuant to this Agreement, the Company agrees to pay the Employee an annual salary (the "Base Annual Salary") of $75,000 subject to periodic increase from time to time at the sole discretion of the Board of Directors. The Base Annual Salary shall accrue and be payable in accordance with the payroll practices of the Company as in effect from time to time. The Company shall have the right to deduct from any compensation paid to Employee hereunder all taxes and other amounts which may be required to be deducted or withheld by law (including, but not limited to, income tax withholding and social security payments), whether such laws are now in effect or become effective after the date of this Agreement.

     Section 2.02. Stock Option. Employee shall be entitled to participate in the Company's (a) Incentive Stock Option Plan; (b) Non-Qualified Stock Option Plan; and (c) any successor stock option plan under the terms and conditions set forth therein.

     Section 2.03. Expenses. The Company shall promptly reimburse the Employee for all reasonable out-of-pocket expenses incurred by the Employee on behalf of the Company or in connection with the Employee's performance of his duties hereunder, including without limitation travel and lodging expenses incurred by the Employee away from his home in connection with the performance of his duties hereunder upon presentation by Employee of an itemized account of such expenditures. Such expenditures shall, however, be subject at all times to approval of the Board of Directors.

     Section 2.04. Vacations. During the Employment Period, the Employee shall be entitled each year to a reasonable vacation in accordance with the established practices of the Company now or hereafter in effect for executive officers during which time the Employee's compensation shall be paid in full.

     Section 2.05. Employment Benefits. Employee shall be entitled to participate in all employee benefit programs maintained by the Company, including health, life, disability and dental insurance.

     Section 2.06. Indemnity. Employee shall be entitled to the benefits of any indemnity arrangements and liability insurance policies authorized for officers and directors of the Company in the Company's Articles of Incorporation and Bylaws or now or hereafter enacted for the benefit of such officers and directors by the Board of Directors.

                             ARTICLE III

                       PROPRIETARY INFORMATION

     Section 3.01. Proprietary Information. The Company possesses, and will continue to possess certain information that has been created, developed or has otherwise become known to the Company, or in which property rights have been assigned or otherwise conveyed to the Company, which information has commercial value in the Company's business (the "Proprietary Information"). Such Proprietary Information extends to, but is not necessarily limited to, information created, developed or made known by Employee during the period of or arising out of his employment with the Company. In addition, Proprietary Information includes, but is not limited to, trade secrets, processes, computer programs, formulas, data, know-how, improvements, inventions, techniques, marketing plans, strategies, business methods and techniques, forecasts, customer lists and information relating to any acquisition prospects. Proprietary Information does not include any information as to which (a) at the time of disclosure to Employee such information was in the public domain or later entered the public domain other than as a result of a breach of an obligation herein; or (b) at the time of disclosure to Employee such information was known to, and reduced to writing by, Employee prior to the receipt thereof;
or (c) subsequent to disclosure to Employee, Employee received such information from a third party under no obligation to maintain such information in confidence, and the third party came into possession of such information other than as a result of a breach of an obligation herein.

     Section 3.02. Ownership of Proprietary Information. Employee agrees that all Proprietary Information shall be the sole property of the Company and its assigns, and the Company and its assigns shall be the sole owner of all licenses and other rights in connection with such Proprietary Information. At all times, both during Employee's employment by the Company and after termination of such employment, Employee will keep in strictest confidence and trust all Proprietary
Information and will not use or disclose such Proprietary Information, or anything relating to such information, without the prior written consent of the
Company, except as may be necessary in the ordinary course of performing his duties under this Agreement.

     Section 3.03. Documents and Other Property. All materials or articles of information of any kind furnished to Employee by the Company or developed by Employee in the course of his employment hereunder are and shall remain the sole property of the Company; and if the Company requests the return of such information at any time during, upon or after the termination of Employee's employment hereunder, Employee shall immediately deliver the same to the Company. Employee will not, without the prior written consent of the Company, retain any documents, data or property, or any reproduction thereof of any description, belonging to the Company or pertaining to any Proprietary Information.

     Section 3.04. Third Party Information. The Company from time to time receives from third parties confidential or proprietary information subject to a duty on the Company's part to maintain the confidentiality of such information and to use it only for certain limited purposes ("Third Party Information"). During the term of Employee's employment and thereafter, Employee will hold Third Party Information in the strictest confidence and will not disclose or use
Third Party Information except as permitted by the agreement between the Company and such third party.

     Section 3.05. Noncompetition. During the term of employment hereunder and for a period of one year thereafter, Employee shall not (except in conjunction with duties as an Employee of the Company) engage in or devote any time or abilities to the planning, organization, promotion, direction, management or conduct of any competitive business activity, whether or not such business activity is pursued for the gain, profit or pecuniary advantage of Employee, without first having obtained the written consent of the Company. Employee further agrees that without the prior written consent of the Company, Employee shall not during the term of employment and for a period of one year thereafter, directly or indirectly (a) invest in any business which is competitive with that of the Company or a customer of the Company (this shall not be construed to prevent Employee from purchasing or selling shares of any business whose shares are traded on a national or local public securities exchange); (b) attempt to influence customers and other business associates not to do business with or not to continue to do business with the Company; or take any other action inconsistent with the responsibility of an employee to his employer.

     Section 3.06. Equitable Relief. Employee acknowledges that, in view of the nature of the business in which the Company is engaged, the restrictions contained in this Article III (the "Restrictions") are reasonable and necessary in order to protect the legitimate interests of the Company, and that any violation thereof would result in irreparable injuries to the Company, and Employee therefore further acknowledges that, in the event Employee violates, or threatens to violate, any of such Restrictions, the Company shall be entitled to obtain from any court of competent jurisdiction, without the posting of any bond or other security, preliminary and permanent injunctive relief as well as damages and an equitable accounting of all earnings, profits and other benefits arising from such violation, which rights shall be cumulative and in addition to any other rights or remedies in law or equity to which the Company may be entitled.

                             ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES

     Section 4.01. Representations by Employee. The Employee hereby represents and warrants to the Company that (a) the Employee's execution and delivery of this Agreement and his performance of his duties and obligations hereunder will not conflict with, or cause a default under, or give any party a right to damages under, or to terminate, any other agreement to which the Employee is a party or by which he is bound, and (b) there are no agreements or understandings that would make unlawful the Employee's execution or delivery of this Agreement or his employment hereunder.

     Section 4.02. Representations of the Company. The Company hereby represents and warrants to Employee as follows:


          (a) The Company is a corporation duly authorized and established pursuant to the corporate laws of the State of Colorado and has all requisite power and authority to enter into this Agreement and perform its
     obligations hereunder. The consummation of the transactions contemplated by this Agreement will not violate, nor be in conflict with any agreement or instrument to the Company is a party or by which it is bound.

          (b) The execution, delivery and performance of this Agreement and the transactions contemplated hereby have been duly and validly authorized
     by all requisite corporate action on the part of the Company and are valid, legal and binding obligations of the Company, enforceable in accordance with their terms.

                              ARTICLE V

               THE COMPANY'S LIABILITY ON TERMINATION

     Section 5.01. Expiration of Agreement. This Agreement shall terminate three years from the Employment Date or any extensions thereof as provided in
Section 1.04 hereof, unless earlier terminated pursuant to any, singularly or in combination, of the following provisions in this Article V.

     Section 5.02. Resignation. Employee may terminate this Agreement at any time by written notice to the Company. The Company shall not be liable to Employee for any salary or benefits beyond the date of Employee's voluntary termination of employment with the Company.

     Section 5.03. Termination by the Company. This Agreement may be terminated by the Company only upon written notice to the Employee. If such termination is with Cause (as hereinafter defined), all of the Employee's rights to compensation under Article II above shall terminate upon such termination, except amounts accrued in respect to periods prior to such termination. If such termination is without Cause, the Company shall pay to the Employee in addition to amounts accrued in respect of periods prior to such termination severance pay in an amount equal to the amount of compensation that would otherwise be payable to the Employee under this Agreement through the remainder of the Employment Period based upon the Base Annual Salary then in effect (payable in one lump sum payment upon the date of such termination). "Cause" shall mean (a) fraud or willful misconduct in office on the part of the Employee, (b) a material breach by the Employee of any of his obligations hereunder, (c) conviction of the Employee for fraud, misappropriation, embezzlement or any felony (excluding traffic violations), or (d) the Employee's violation of any rule, regulation, procedure or administrative order of any federal, state or local regulatory agency or authority which violation results in administrative, civil or criminal action against the Employee or the Company or results in censure or the entering into of a consent decree against the Employee or Company.

     Section 5.04. Death. If the Employee shall die during the Employment Period, this Agreement shall terminate, and the Company shall pay to any beneficiary or beneficiaries designated by the Employee in writing or, if none, to his estate or legal representative, only the amount of compensation due to such Employee under this Agreement through the date of death prorated through the date of termination.

     Section 5.05. Disability. If the Employee is unable to discharge his duties hereunder for a period of six consecutive months, or for a total of six months in any 12-month period, by reason of physical or mental illness, injury or incapacity, the Company may, by written notice to the Employee, terminate this Agreement. In such case, the Company shall provide to the Employee severance pay and benefits in an amount as provided in Section 5.03 above in the case of termination without Cause, less the amount of any and all proceeds received by the Employee from any disability insurance policies maintained by the Company.

     Section 5.06. Termination Upon Sale of Business. If this Agreement is terminated before the end of the Employment Period for any of the following events:

          (a) The sale by the Company of substantially all of its assets to a single purchaser or to a group of associated purchasers;

          (b) The sale, exchange, or other disposition in one transaction, of two-thirds of the outstanding capital stock of the Company;

          (c) A decision by the Board of Directors or the shareholders of the Company to terminate the Company's business, liquidate its assets, or upon the appointment of a receiver or trustee, or the filing of a petition
     in bankruptcy; or

          (d) The merger or consolidation of the Company in a transaction in which the shareholders of the Company receive less than 50% of the outstanding voting shares of the new or continuing corporation or other business entity;

the Company shall pay Employee in addition to amounts accrued in respect of periods prior to such termination an amount equal to the amount of compensation that would otherwise be payable to the Employee under this Agreement through the remainder of the Employment Period based upon the Base Annual Salary then in effect (payable in one lump sum payment upon the date of such termination).

                             ARTICLE VI

                         GENERAL PROVISIONS

     Section 6.01. Notices. Any notice or other communication provided for in this Agreement or contemplated hereby shall be sufficiently given if given in writing and delivered personally or by certified mail, return receipt requested, and addressed,

     in the case of the Company, to:    Benedict Nuclear Pharmaceuticals, Inc.
                              1313 Washington Avenue
                              Golden, Colorado  80401
                              Attention:  President

     with a copy to:               Warren L. Troupe, Esq.
                              Kutak Rock
                              Suite 2900
                              717 Seventeenth Street
                              Denver, Colorado  80202

     and,

     in the case of the Employee, to:   Charles R. Drummond
                              623 Kihekah
                              Pawhuska, Oklahoma  74056

Notices shall be effective when so delivered personally or, if mailed, three days after deposit thereof with postage prepaid in the U.S. mails. The parties may designate a different address by giving notice of change of address in the manner provided above.

     Section 6.02. Waiver. No waiver or modification in whole or in part of this Agreement, or any term or condition hereof, shall be effective against any party unless in writing and duly signed by the party sought to be bound. Any waiver of any breach or any provisions hereof or any right or power by any party on one occasion shall not be construed as a waiver of, or a bar to, the exercise of such right or power on any other occasion or as a waiver of any subsequent breach.

     Section 6.03. Binding Effect; Successors. This Agreement shall be binding upon and shall inure to the benefit of the Company and its successors and assigns, and shall inure to the benefit of and be binding upon the Employee and his executors, administrators, heirs and legal representatives. Because the
Employee's duties and services hereunder are special, personal and unique in nature, the Employee may not transfer, sell or otherwise assign his rights, obligations or benefits under this Agreement.

     Section 6.04. Controlling Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Colorado applicable to contracts made and to be performed therein, without regard to conflict of laws provisions.


     Section 6.05. Severability. If any provision of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect or impair the validity or enforceability of the remaining provisions of this Agreement, which shall remain in full force and effect and the parties hereto shall continue to be bound thereby.

     Section 6.06. Entire Agreement. This Agreement contains the entire agreement between the parties relating to the subject matter hereof and shall supersede all previous agreements between the parties, whether written or oral, with respect to the subject matter hereof. This Agreement cannot be modified, altered or amended except by a written agreement signed by both parties hereto.

     IN WITNESS WHEREOF, the Company and the Employee have executed this Agreement as of the day and year first above written.

COMPANY:                      EMPLOYEE:

BENEDICT NUCLEAR
PHARMACEUTICALS, INC.


By
   Dr. Douglas R. Currin,               Charles R. Drummond
     President
                            Exhibigt 10.8

    Employment Agreement between the Company and Daniel B. Guinn

                        EMPLOYMENT AGREEMENT


     THIS AGREEMENT is made and entered into as of July 7, 1995, by and between
QUALITY CARE PHARMACEUTICALS, INC., a California corporation ("Employer"), and Daniel B. Guinn ("Employee"), with respect to the following facts:

     A. Employer desires to assure itself of the services of Employee for the term hereof, upon the terms and conditions herein set forth.

     B. Employee is willing to be employed by Employer upon the terms and conditions herein stated.

     NOW, THEREFORE, for and in consideration of the promises, covenants and agreements hereinafter set forth, the parties hereto agree as follows:

     1. Employment Duties. Employee agrees to and hereby does employ Employee, and Employee agrees to and hereby does enter the employ of Employer as the President of Employer. The duties to be performed by Employee shall include such duties as are customary for a President, in all cases subject to the direction of Employer's Board of Directors.

     2. Term. The term of this Agreement shall commence at 12:00 a.m. on the date of the transaction whereby Golden Pharmaceuticals, Inc. acquires the stock of QCP (the "Effective Date") and shall remain in force for a period of five years.

     3.   Exclusive Employment.

          (a) Employee shall, during the term of this Agreement, perform is services for and duties to Employer to the best of his skill, ability and talent, and subject to Section 3(d) hereof, shall devote his working time and attention to the fulfillment of his obligations to Employer under
     this Agreement. Employer recognizes that Employee shall have flexibility in business hours commensurate with his status as an executive officer.

          (b) All corporate opportunities conceived, devised, established, developed or perfected by Employee during the period of his employment
and
     related in any way to the business of the Employer shall be promptly disclosed to and become the exclusive property of Employer.

          (c) Employee agrees that he will not knowingly and intentionally divulge to any person, firm or corporation, except as may be necessary in the course of business of Employer, and that he will not knowingly and intentionally use to the detriment of Employer, in any business competitive with or similar to any business of Employer, at any time during employment with Employer, any trade secrets or confidential information of a material nature obtained during the course of his employment with Employer, without first obtaining the consent of the
Board
     of Directors of Employer. At the time of leaving the employ of Employer, Employee shall use his good faith efforts to deliver to Employer, and not keep or deliver to anyone else, any and all memoranda, specifications, documents, and in general any and all material relating to any trade secrets or confidential information of Employer which Employee then has in
     his possession.

          (d)  The provisions of this Section 3 shall not preclude Employee:
     (1) from investing in personal investments, provided such investments (A) are not in business or activities competitive with employer, or represent less than five percent (5%) of the outstanding equity securities of any such competitive company, the stock of which is publicly traded on a national securities exchange or in the over-the-counter market, and (B)
do
     not materially interfere with the performance by Employee of his duties and responsibilities hereunder, or (2) from engaging in personal, civic
or
     charitable activities.

     4. Compensation. For all services to be rendered by Employee hereunder, Employee shall be paid (A) an annual base salary (B) an incentive Merit Award bonus program and (C) annual bonus program.

          (a) Base Salary. Employee's annual base salary will start at $109,000 and will increase January 1 of each year by an amount equivalent to the prior years CPI.

          (b) Merit Award Bonus (Award). The Employee will earn Merit Awards ("Awards") during the first three years of employment. Employee will earn 100 Awards during the three-year term of employment according to
     the following schedule:

Year,Awards Earned
,
One,25
Two,35
Three,40


                         (i)  Once an Award has been earned, Employee may
elect to
          sell and Employer agrees to purchase any or all of such Awards for cash or mutually acceptable cash equivalents at any time commencing with the period first beginning after audited financial statements are available for the year ending December 31, 1996. The reference to years one, two and three above refer to the years from the Effective Date.

                        (ii) Commencing with the fourth anniversary of the Effective
          Date, Employer shall have the option to purchase any or all of the Awards.

                       (iii) The value of the 100 Awards will be calculated by
          multiplying the last two years average of QCP's earnings before interest, depreciation, Awards and income tax ("EBITD") by 7.8 then by 10%, then deducting $483,438. The value of one Award is 1/100 of this total, as calculated at the time the Award is sold.

                        (iv) If a total of 20 Awards are offered for sale to Employer for cash in any one year Employer may, at its option, elect to pay purchase price over two years as follows: (A) 1/3 within 30 days of the sale of Awards (B) 1/3 at the end of the first year, and
          (C) the balance at the end of the second year. If Employee chooses to pay the purchase price over two years, it shall pay interest on the unpaid balance at the prime rate established, from time to time, by the Chase Manhattan Bank, N.A.

                         (v)  EBITD for purposes of this awards calculation
will be
          determined using the Employers audited financial statements. It is understood by Employer and Employee that certain fees may be charged to QCP by its parent for services rendered. Such fees shall be no greater than ______________ with this mount being reviewed semiannually in light of the services provided. Any increase in the total annual fees that may be charged by the parent (for the calculation of the Awards) requires a unanimous vote of the Board.

                        (vi) The Employee may protest any expense per the above
          paragraph by notifying the Board of the protest in writing at or before the time the expense is incurred. Employee may require arbitration as follows unless a super majority of the Board votes to include the protested expense in the calculation of the Award.

               Employee and Employer shall each select a Certified Public Accountant ("Accountant"). The two selected accountants shall then mutually agree on the selection of a third accountant who shall then act as the sole arbitrator and who's decision shall be binding upon Employer and Employee. The cost of said Arbitrator shall be borne equally by the parties. If the Accountants selected by Employer and Employee are unable to agree on the Arbitrator, a Judge of the Superior Court shall make the selection.

               The directive to the arbitrator will be to (a) determine if the protested expenses and related benefit did have a net negative impact on the value of the employee's award program and (b) determine the net negative effect of the expense. The amount hereby calculated will be included in the adjusted EBITD for that year.

          (vii) QCP's auditors will prepare a report depicting EBITD immediately after completion of the annual audit if neither party protests the report within 30 days of receiving that report, that report becomes the final definition of EBITD for that year. Should QCP or Employee choose to protest the Award calculation based on that report, either party may call for arbitration as follows:

               Employee and Employer shall each select a Certified Public Accountant ("Accountant"). The two selected accountants shah then mutually agree on the selection of a third accountant who shall then act as the sole arbitrator and who's decision shall be binding upon Employer and Employee. The cost of said Arbitrator shall be borne equally by the parties. If the Accountants selected by Employer and Employee are unable to agree on the Arbitrator, a Judge of the Superior Court shall make the selection.

          The directive to the arbitrator will be to determine whether any adjustments to the EBITD are justified. The sum of any such adjustments will then be allied to the EBITD for Awards calculations.

                      (viii) Once the adjusted EBITD and Awards calculation have been made, QCP will issue an irrevocable letter stating (A) that the appropriate awards have been earned by and are the property of the Employee and (B) the then current value of those awards.

                        (ix) In the event of the termination of the Employee for any reason, a pro rata amount of that year's Awards will be deemed to have been earned on a daily basis through the last day of employment.

                         (x)  If any "Change-of-Control Transaction" shall
occur
          during the term of employment the Employee shall be deemed to have earned any remaining Awards which shall be granted effective as of the date of the "Change-of-Control Transaction." A "Change-of-Control Transaction" shall mean the occurrence of one or more of the following events: (i) a sale or merger of all or substantially all of the stock or assets of Employer, or (ii) the effective date of an underwritten public offering of QCP's common stock. Upon a "Change-of-Control Transaction" the Employee may require Employer to purchase the remaining Awards at a price equal to the remaining Awards divided by 100 times 10% of (a) the proceeds of any underwritten public offering or (b) the total market value of QCP. In the event of a "Change-of-Control Transaction" Employee will receive full, payment for Awards within 60 days of the closing of the "Change of-Control Transaction."

                        (xi) In the event that Employee successfully files suit to collect any or all of the compensation relative to the Merit Awards Program and prevails in that suit, he is to be reimbursed for legal expenses and paid punitive damages in the amount equaling 25% simple interest on the disputed amount from the time the court determines the moneys were due until all claims are settled.

          (c) Annual Bonus. The Employee may elect to receive an annual bonus as outlined in Attachment A. The Bonus will be paid within ten
(10)
     days after the completion of Quality Care Pharmaceuticals annual financial audit.

     5. Expenses. Employer shall upon submission of appropriate bills or vouchers, pay or reimburse Employee for any reasonable expenses incurred by him in performing services hereunder; provided, however, that Employee has complied with all policies and procedures relating to the reimbursement of such expenses as shall, from time to time, be established by Employer. Any expense, as defined above, in excess of five thousand dollars ($5,000) shall require the approval of the Board prior to any reimbursement by Employer.

     6. Benefits. Employer shall provide to Employee the fringe benefits, perquisites and other benefits of employment equivalent to such benefits and perquisites as are provided to other executive officers of Employer and, subject to any limitations on such participation imposed by applicable law. Nothing paid to Employee under any arrangement or perquisite presently in effect or made available in the future shall be deemed to be in lieu of the Base Salary or other compensation paid to Employee under this Agreement.

     7. Non-Compete Agreement. Employee and Employer agree that Employer would suffer irreparable harm and incur substantial damage if Employee were to compete against Employer. Therefore, for Employer to protect its legitimate business interests Employee agrees as follows:

     For the five-year period following the termination of employment, Employee shall not directly or indirectly:

          (a) become engaged as owner, shareholder, employee, consultant or otherwise in any capacity for, or by, any business entity that is deemed to be significantly participating in any business activities that compete with or are the same as Employer at the time of the termination of this agreement.

          (b) Induce any employee, customer, vendor, dealer or distributor of Employer to adversely change its relationship with Employer.

     The consideration for this agreement not to compete will be $100,000 to be paid in the form of a three-year note (see attachment B).

     8. Board of Directors. The Employee shall be entitled to hold one board seat on the Employees Board of Directors. The Employers board will consist of 5 directors. Any additional directors will require a super majority
(super majority is defined as no more than two dissenting votes) approval by the
Board.

     9. Placement Fee. If Employer elects to raise capital through a private placement ("Offering") using documents prepared by R.A.W. Enterprises &
Associates, Employer will pay Employee a bonus equal to 5% of the total equity raised under the Offering. Employer will pay 50% of the bonus upon the closing of the Offering and the balance pro rata over three years following the termination of the Offering.

     10. Life Insurance. Employer shall, at its cost and expense, provide Employee with life insurance protection with death benefits of no less than 2 times the employee's annual base salary, payable to such beneficiaries as Employee may from time to time designate and may, at Employer's discretion, apply for and procure in its own name and for its own benefit life and/or disability insurance in any amount or amounts Employer may consider advisable. Employee agrees to submit to any medical or other examination and to execute and delivery any application or other instrument reasonable necessary to effectuate such insurance protection.

     11. Termination of Employment. Employer may terminate the relationship between Employer and employee at any time for cause. Employer shall only have cause to terminate Employee if Employee:

          (a)  is convicted of a felony; or

          (b) conducts his duties as an officer of the Employer in a grossly negligent manner. Gross negligence as defined as the intentional failure to perform a manifested duty in reckless disregard of the consequences effecting employer; or

          (c) becomes permanently disabled. Disability, as defined in the Employees disability policy (Section 9), shall be considered permanent if the Employee is disabled for a period exceeding one year; or

          (d)  dies.

     In the event that Employee is terminated by Employer from his employment during the term of this Agreement for reasons other than cause as defined above, Employee shall be entitled to continue to receive all salary and benefits including all benefits of the Merit Awards Program provided for under this Agreement for the full five year term of this Agreement.

     Employee shall terminate this Agreement for any reason by providing 120 days written notice to Employer.

     12. Disability. In the event the Employee becomes disabled during the term of this Agreement, Employer will pay Employee their full salary and benefits for a period ninety days or until Employee is eligible to receive benefits under the Employee's own disability program. Employer will reimburse Employee for the monthly cost of a disability program that guarantees a maximum monthly benefit of $5,000 after the first ninety days of disability.

     13. Death. If Employee dies during the term of this Agreement, this Agreement shall terminate as of the date of Employee's death. In such event, Employer's obligations hereunder shall thereafter be limited to the following:

          (a) payment to Employee's beneficiary of Employee's annual base salary up to the end of the ninety day period after the end of the month in which Employee's death occurs, payment of life insurance benefit as delineated in Section 10 hereof; and (c) payment to Employee's beneficiary
     of the Merit Award Bonus as computed pursuant to Section 4 hereof.

     14. Attorney's Fees. In the event of any litigation arising under this Agreement, the prevailing party (or parties), shall be entitled to recover from the other party (or parties) the costs of such arbitration or litigation, including reasonable attorney's fees.

     15. Vacation. Vacation policies shall be governed by the policies governing the vacation policies of the executives of QCP's parent. But in no case less than three weeks each calendar year.

     16. Headings. The subject headings of the sections of this Agreement are included for purposes of convenience only, and shall not affect the construction of interpretation of any of its provisions.

     17. Severability. It is agreed that if any term, covenant, provision, section or condition of this Agreement shall be illegal, such illegality shall not invalidate the whole Agreement but it shall be construed as if not containing the illegal part, and the fights and obligations of the parties shall be construed and enforced accordingly.

     18. Entire Agreement. The parties hereto agree that this Agreement superseded all existing employment agreements between Employer and Employee, whether they be oral or written, express or implied, and contains the entire understanding and agreement among the parties concerning the employment of Employee by Employer.

     19. Choice of Law. This Agreement and the performance hereunder shall be governed by and construed in accordance with and under and pursuant to the laws of the State of California.

     20. Notices. Any notices under this Agreement shall be in writing and shall be deemed to have been duly given when delivered (if to Employee, to an officer of Employer other than Employee) or when mailed by United States registered or certified mail, postage prepaid to the following address:

          If to Employer:          Quality Care Pharmaceuticals
                              17911 Sampson Lane
                              Huntington Beach, CA 92647

          If to Employee:          Daniel B. Guinn
                              1445 Valley View #13
                              Glendale, CA 91202

Any party hereto may change its or his address for purposes of this Section 18 by giving the other parties written notice of the new address in the manner set forth above.

     21. No Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel to enforce any provisions of this Agreement, except by written instrument signed by the party to be changed with such waive or estoppel.

     22. Successors: Affiliates. This Agreement shall inure to the benefit of and be binding upon Employer, its successors, and assigns, including without limitation any person, partnership or corporation which may acquire all or substantially all of the assets and business of Employer, or with or into which
Employer may be consolidated, merged or otherwise reorganized, and this provision shall apply in the event of any subsequent merger, consolidation, reorganization or transfer.

     23. Corporate Authority. Employer represents and warrants that the execution and delivery of this Agreement by it has been duly and properly authorized b Employees Board of directors and that when so executed and delivered this agreement shall constitute the lawful and binding obligation of Employer.

     24. Amendments. This Agreement shall not be amended, modified or supplemented in any respect except by a subsequent written agreement entered into by the affected parties. Employer may not take such action to modify this
Agreement or Employee's employment hereunder, including Employee's offices, duties or responsibilities, without the approval of Employee.

     25. Arbitration. Any claim that Employee may have arising out of or relating to this Agreement, or the breach thereof or employee's employment by the Employer, shall be settled by binding arbitration in accordance with the rules and regulations of the American Arbitration Association.


     IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the date first written above.



                              By
                                   Chuck Drummond

                              Title:  Chairman of the Board of
                                     Quality Care Pharmaceuticals, Inc.


                              EMPLOYEE


                              By
                                   Daniel B. Guinn
                            ATTACHMENT A


     The Employee is to receive an annual bonus per 4c in the attached Employment Agreement to be calculated based on the annual earnings before interest, taxes and depreciation (Earnings) of Employer as follows:

If the Earnings is between:,The Bonus for that year will be:
,
$250,000 - 600,000,2.5% of the EBIDT
600,001 - 1,250,000,2.3% of the EBIDT
1,250,001 - 2,225,000,2.2% of the EBIDT
2,225,001 - 3,500,000,2.1% of the EBIDT
3,500,001 - 4,500,000,2.0% of the EBIDT
4,500,001 and up,1.8% of the EBIDT


     This Bonus is due and payable within 10 days of the availability of the audited financial statements for that year.

                            Exhibit 10.9

   Employment Agreement between the Company and Gary A. Klingsheim

                        EMPLOYMENT AGREEMENT


     THIS AGREEMENT is made and entered into as of July 7, 1995, by and between
QUALITY CARE PHARMACEUTICALS, INC., a California corporation ("Employer"), and Gary A. Klingsheim ("Employee"), with respect to the following facts:

     A. Employer desires to assure itself of the services of Employee for the term hereof, upon the terms and conditions herein set forth.

     B. Employee is willing to be employed by Employer upon the terms and conditions herein stated.

     NOW, THEREFORE, for and in consideration of the promises, covenants and agreements hereinafter set forth, the parties hereto agree as follows:

     1. Employment Duties. Employee agrees to and hereby does employ Employee, and Employee agrees to and hereby does enter the employ of Employer as the Executive Vice President of Employer. The duties to be performed by Employee shall include such duties as are customary for an Executive Vice President, in all cases subject to the direction of Employer's Board of Directors.

     2. Term. The term of this Agreement shall commence at 12:00 a.m. on the date of the transaction whereby Golden Pharmaceuticals, Inc. acquires the stock of QCP (the "Effective Date") and shall remain in force for a period of five years.

     3.   Exclusive Employment.

          (a) Employee shall, during the term of this Agreement, perform his services for and duties to Employer to the best of his skill, ability and talent, and subject to Section 3(d) hereof, shall devote his working time and attention to the fulfillment of his obligations to Employer under
     this Agreement. Employer recognizes that Employee shall have flexibility in business hours commensurate with his status as an executive officer.

          (b) All corporate opportunities conceived, devised, established, developed or perfected by Employee during the period of his employment
and
     elated in any way to the business of the Employer shall be promptly disclosed to and become the exclusive property of Employer.

          (c) Employee agrees that he will not knowingly and intentionally divulge to any person, firm or corporation, except as may be necessary in the course of business of Employer, and that he will not knowingly and intentionally use to the detriment of Employer, in any business competitive with or similar to any business of Employer, at any time during employment with Employer, any trade secrets or confidential information of a material nature obtained during the course of his employment with Employer, without first obtaining the consent of the
Board
     of Directors of Employer. At the time of leaving the employ of Employer, Employee shall use his good faith efforts to deliver to Employer, and not keep or deliver to anyone else, any and all memoranda, specifications, documents, and in general any and all material relating to any trade secrets or confidential information of Employer which Employee then has in
     his possession.

          (d)  The provisions of this Section 3 shall not preclude Employee:
     (1) from investing in personal investments, provided such investments (A) are not in business or activities competitive with employer, or represent less than five percent (5%) of the outstanding equity securities of any such competitive company, the stock of which is publicly traded on a national securities exchange or in the over-the-counter market, and (B)
do
     not materially interfere with the performance by Employee of his duties and responsibilities hereunder, or (2) from engaging in personal, civic
or
     charitable activities.

     4. Compensation. For all services to be rendered by Employee hereunder, Employee shall be paid (A) an annual base salary (B) an incentive Merit Award bonus program and (C) annual bonus program.

          (a) Base Salary. Employee's annual base salary will start at $109,000 and will increase January 1 of each year by an amount equivalent to the prior years CPI.

          (b) Merit Award Bonus (Award). The Employee will earn Merit Awards ("Awards") during the first three years of employment. Employee will earn 100 Awards during the three-year term of employment according to
     the following schedule:

Year,Awards Earned
,
One,25
Two,35
Three,40


                         (i)  Once an Award has been earned, Employee may
elect to
          sell and Employer agrees to purchase any or all of such Awards for cash or mutually acceptable cash equivalents at any time commencing with the period first beginning after audited financial statements are available for the year ending December 31, 1996. The reference to years one, two and three above refer to the years from the Effective Date.

                        (ii) Commencing with the fourth anniversary of the Effective
          Date, Employer shall have the option to purchase any or all of the Awards.

                       (iii) The value of the 100 Awards will be calculated by
          multiplying the last two years average of QCP's earnings before interest, depreciation, Awards and income tax ("EBITD") by 7.8 then by 10%, then deducting $483,438. The value of one Award is 1/100 of this total, as calculated at the time the Award is sold.

                        (iv) If a total of 20 Awards are offered for sale to Employer for cash in any one year Employer may, at its option, elect to pay purchase price over two years as follows: (A) 1/3 within 30 days of the sale of Awards (B) 1/3 at the end of the first year, and
          (C) the balance at the end of the second year. If Employee chooses to pay the purchase price over two years, it shall pay interest on the unpaid balance at the prime rate established, from time to time, by the Chase Manhattan Bank, N.A.

                         (v)  EBITD for purposes of this awards calculation
will be
          determined using the Employers audited financial statements. It is understood by Employer and Employee that certain fees may be charged to QCP by its parent for services rendered. Such fees shall be no greater than ______________ with this mount being reviewed semiannually in light of the services provided. Any increase in the total annual fees that may be charged by the parent (for the calculation of the Awards) requires a unanimous vote of the Board.

                        (vi) The Employee may protest any expense per the above
          paragraph by notifying the Board of the protest in writing at or before the time the expense is incurred. Employee may require arbitration as follows unless a super majority of the Board votes to include the protested expense in the calculation of the Award.

               Employee and Employer shall each select a Certified Public Accountant ("Accountant"). The two selected accountants shall then mutually agree on the selection of a third accountant who shall then act as the sole arbitrator and who's decision shall be binding upon Employer and Employee. The cost of said Arbitrator shall be borne equally by the parties. If the Accountants selected by Employer and Employee are unable to agree on the Arbitrator, a Judge of the Superior Court shall make the selection.

               The directive to the arbitrator will be to (a) determine if the protested expenses and related benefit did have a net negative impact on the value of the employee's award program and (b) determine the net negative effect of the expense.
          The amount hereby calculated will be included in the adjusted
               EBITD for that year.

                       (vii)  QCP's auditors will prepare a report depicting
EBITD
          immediately after completion of the annual audit if neither party protests the report within 30 days of receiving that report, that report becomes the final definition of EBITD for that year. Should QCP or Employee choose to protest the Award calculation based on that report, either party may call for arbitration as follows:

               Employee and Employer shall each select a Certified Public Accountant ("Accountant"). The two selected accountants shah then mutually agree on the selection of a third accountant who shall then act as the sole arbitrator and who's decision shall be binding upon Employer and Employee. The cost of said Arbitrator shall be borne equally by the parties. If the Accountants selected by Employer and Employee are unable to agree on the Arbitrator, a Judge of the Superior Court shall make the selection.

          The directive to the arbitrator will be to determine whether any adjustments to the EBITD are justified. The sum of any such adjustments will then be allied to the EBITD for Awards calculations.

                      (viii) Once the adjusted EBITD and Awards calculation have been made, QCP will issue an irrevocable letter stating (A) that the appropriate awards have been earned by and are the property of the Employee and (B) the then current value of those awards.

                        (ix) In the event of the termination of the Employee for any reason, a pro rata amount of that year's Awards will be deemed to have been earned on a daily basis through the last day of employment.

                         (x)  If any "Change-of-Control Transaction" shall
occur
          during the term of employment the Employee shall be deemed to have earned any remaining Awards which shall be granted effective as of the date of the "Change-of-Control Transaction." A "Change-of-ontrol Transaction" shall mean the occurrence of one or more of the following events: (i) a sale or merger of all or substantially all of the stock or assets of Employer, or (ii) the effective date of an underwritten public offering of QCP's common stock. Upon a "Change-of-Control Transaction" the Employee may require Employer to purchase the remaining Awards at a price equal to the remaining Awards divided by 100 times 10% of (a) the proceeds of any underwritten public offering or (b) the total market value of QCP. In the event of a "Change-of-Control Transaction" Employee will receive full, payment for Awards within 60 days of the closing of the "Change of-Control Transaction."

                        (xi) In the event that Employee successfully files suit to collect any or all of the compensation relative to the Merit Awards
          Program and prevails in that suit, he is to be reimbursed for legal expenses and paid punitive damages in the amount equaling 25% simple interest on the disputed amount from the time the court determines the moneys were due until all claims are settled.

          (c) Annual Bonus. The Employee may elect to receive an annual bonus as outlined in Attachment A. The Bonus will be paid within ten
(10)
     days after the completion of Quality Care Pharmaceuticals annual financial audit.

     5. Expenses. Employer shall upon submission of appropriate bills or vouchers, pay or reimburse Employee for any reasonable expenses incurred by him in performing services hereunder; provided, however, that Employee has complied with all policies and procedures relating to the reimbursement of such expenses as shall, from time to time, be established by Employer. Any expense, as defined above, in excess of five thousand dollars ($5,000) shall require the approval of the Board prior to any reimbursement by Employer.

     6. Benefits. Employer shall provide to Employee the fringe benefits, perquisites and other benefits of employment equivalent to such benefits and perquisites as are provided to other executive officers of Employer and, subject to any limitations on such participation imposed by applicable law. Nothing paid to Employee under any arrangement or perquisite presently in effect or made available in the future shall be deemed to be in lieu of the Base Salary or other compensation paid to Employee under this Agreement.

     7. Non-Compete Agreement. Employee and Employer agree that Employer would suffer irreparable harm and incur substantial damage if Employee were to compete against Employer. Therefore, for Employer to protect its legitimate business interests Employee agrees as follows:

     For the five-year period following the termination of employment, Employee shall not directly or indirectly:

          (a) become engaged as owner, shareholder, employee, consultant or otherwise in any capacity for, or by, any business entity that is deemed to be significantly participating in any business activities that compete with or are the same as Employer at the time of the termination of this agreement.

          (b) Induce any employee, customer, vendor, dealer or distributor of Employer to adversely change its relationship with Employer.

     8. Board of Directors. The Employee shall be entitled to hold one board seat on the Employees Board of Directors. The Employers board will consist of 5 directors. Any additional directors will require a super majority
(super majority is defined as no more than two dissenting votes) approval by the
Board.

     9. Placement Fee. If Employer elects to raise capital through a private placement ("Offering") using documents prepared by R.A.W. Enterprises &
Associates, Employer will pay Employee a bonus equal to 5% of the total equity raised under the Offering. Employer will pay 50% of the bonus upon the closing of the Offering and the balance pro rata over three years following the termination of the Offering.

     10. Life Insurance. Employer shall, at its cost and expense, provide Employee with life insurance protection with death benefits of no less than 2 times the employee's annual base salary, payable to such beneficiaries as Employee may from time to time designate and may, at Employer's discretion, apply for and procure in its own name and for its own benefit life and/or disability insurance in any amount or amounts Employer may consider advisable. Employee agrees to submit to any medical or other examination and to execute and delivery any application or other instrument reasonable necessary to effectuate such insurance protection.

     11. Termination of Employment. Employer may terminate the relationship between Employer and employee at any time for cause. Employer shall only have cause to terminate Employee if Employee:

          (a)  is convicted of a felony; or

          (b) conducts his duties as an officer of the Employer in a grossly negligent manner. Gross negligence as defined as the intentional failure to perform a manifested duty in reckless disregard of the consequences effecting employer; or

          (c) becomes permanently disabled. Disability, as defined in the Employees disability policy (Section 9), shall be considered permanent if the Employee is disabled for a period exceeding one year; or

          (d)  dies.

     In the event that Employee is terminated by Employer from his employment during the term of this Agreement for reasons other than cause as defined above, Employee shall be entitled to continue to receive all salary and benefits including all benefits of the Merit Awards Program provided for under this Agreement for the full five year term of this Agreement.

     Employee shall terminate this Agreement for any reason by providing 120 days written notice to Employer.

     12. Disability. In the event the Employee becomes disabled during the term of this Agreement, Employer will pay Employee their full salary and benefits for a period ninety days or until Employee is eligible to receive benefits under the Employee's own disability program. Employer will reimburse Employee for the monthly cost of a disability program that guarantees a maximum monthly benefit of $5,000 after the first ninety days of disability.

     13. Death. If Employee dies during the term of this Agreement, this Agreement shall terminate as of the date of Employee's death. In such event, Employer's obligations hereunder shall thereafter be limited to the following:
(a) payment to Employee's beneficiary of Employee's annual base salary up to the end of the ninety day period after the end of the month in which Employee's death occurs, payment of life insurance benefit as delineated in Section 10 hereof; and (c) payment to Employee's beneficiary of the Merit Award Bonus as computed pursuant to Section 4 hereof.

     14. Attorney's Fees. In the event of any litigation arising under this Agreement, the prevailing party (or parties), shall be entitled to recover from the other party (or parties) the costs of such arbitration or litigation, including reasonable attorney's fees.

     15. Vacation. Vacation policies shall be governed by the policies governing the vacation policies of the executives of QCP's parent. But in no case less than three weeks each calendar year.

     16. Headings. The subject headings of the sections of this Agreement are included for purposes of convenience only, and shall not affect the construction of interpretation of any of its provisions.

     17. Severability. It is agreed that if any term, covenant, provision, section or condition of this Agreement shall be illegal, such illegality shall not invalidate the whole Agreement but it shall be construed as if not containing the illegal part, and the fights and obligations of the parties shall be construed and enforced accordingly.

     18. Entire Agreement. The parties hereto agree that this Agreement superseded all existing employment agreements between Employer and Employee, whether they be oral or written, express or implied, and contains the entire understanding and agreement among the parties concerning the employment of Employee by Employer.

     19. Choice of Law. This Agreement and the performance hereunder shall be governed by and construed in accordance with and under and pursuant to the laws of the State of California.

     20. Notices. Any notices under this Agreement shall be in writing and shall be deemed to have been duly given when delivered (if to Employee, to an officer of Employer other than Employee) or when mailed by United States registered or certified mail, postage prepaid to the following address:

          If to Employer:          Quality Care Pharmaceuticals
                              17911 Sampson Lane
                              Huntington Beach, CA 92647

          If to Employee:          Gary A. Klingsheim
                              3857 Birch Street #314
                              Newport Beach, CA 91202

Any party hereto may change its or his address for purposes of this Section 18 by giving the other parties written notice of the new address in the manner set forth above.

     21. No Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel to enforce any provisions of this Agreement, except by written instrument signed by the party to be changed with such waive or estoppel.

     22. Successors: Affiliates. This Agreement shall inure to the benefit of and be binding upon Employer, its successors, and assigns, including without limitation any person, partnership or corporation which may acquire all or substantially all of the assets and business of Employer, or with or into which
Employer may be consolidated, merged or otherwise reorganized, and this provision shall apply in the event of any subsequent merger, consolidation, reorganization or transfer.

     23. Corporate Authority. Employer represents and warrants that the execution and delivery of this Agreement by it has been duly and properly authorized b Employees Board of directors and that when so executed and delivered this agreement shall constitute the lawful and binding obligation of Employer.

     24. Amendments. This Agreement shall not be amended, modified or supplemented in any respect except by a subsequent written agreement entered into by the affected parties. Employer may not take such action to modify this
Agreement or Employee's employment hereunder, including Employee's offices, duties or responsibilities, without the approval of Employee.

     25. Arbitration. Any claim that Employee may have arising out of or relating to this Agreement, or the breach thereof or employee's employment by the Employer, shall be settled by binding arbitration in accordance with the rules and regulations of the American Arbitration Association.









     IN WITNESS WHEREOF, the parties hereto have executed this Employment Agreement as of the date first written above.



                              By
                                   Chuck Drummond

                              Title:  Chairman of the Board of
                                     Quality Care Pharmaceuticals, Inc.


                              EMPLOYEE


                              By
                                   Gary A. Klingsheim
                            ATTACHMENT A


     The Employee is to receive an annual bonus per 4c in the attached Employment Agreement to be calculated based on the annual earnings before interest, taxes and depreciation (Earnings) of Employer as follows:

If the Earnings is between:,The Bonus for that year will be:
,
$250,000 - 600,000,2.5% of the EBIDT
600,001 - 1,250,000,2.3% of the EBIDT
1,250,001 - 2,225,000,2.2% of the EBIDT
2,225,001 - 3,500,000,2.1% of the EBIDT
3,500,001 - 4,500,000,2.0% of the EBIDT
4,500,001 and up,1.8% of the EBIDT


     This Bonus is due and payable within 10 days of the availability of the audited financial statements for that year.

                            Exhibit 10.10

First Amendment to Agreement Executing Judgment dated August 3, 1995 among the Company, GHC, Inc., Charles R. Drummond, Golden Research Corporation,
         New Crawford Valley, LTD and Gulch Holdings Company

                           FIRST AMENDMENT
                                 TO
              AGREEMENT LIMITING EXECUTION ON JUDGMENT


     THIS FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION OF JUDGMENT (the "First Amendment") is made and entered into this 31st day of August 1995, by and between GOLDEN PHARMACEUTICALS, INC., f/k/a BENEDICT NUCLEAR PHARMACEUTICALS, INC., a Colorado corporation ("GPI"), GOLDEN RESEARCH CORPORATION, a Delaware corporation ("GRC"), CHARLES R. DRUMMOND ("Drummond"), GHC, INC., a Colorado corporation ("GHC"), NEW CRAWFORD VALLEY, LTD., a Colorado limited partnership ("New Crawford Valley"), and GULCH HOLDINGS COMPANY, a Colorado corporation ("Gulch Holdings Company").

                              RECITALS

     A. GPI, GRC, New Crawford Valley and Gulch Holdings Company are parties to that certain Agreement Limiting Execution on Judgment dated November 4, 1991, as modified by that certain Addendum dated November 29, 1991 (collectively, the
"Agreement").

     B. New Crawford Valley and Gulch Holdings Company are also parties to that certain Agreement Concerning Deed of Trust, Releases and Judgment Lien, which is referred to in the Agreement as the "Marketing Agreement."

     C. GPI, New Crawford Valley and Gulch Holdings Company have fully and completely performed under the Agreement and the Marketing Agreement without breach or violation since November 4, 1991.

     D. The Marketing Agreement contemplates that the BNPI Lots and the GRC Lots will be sold by Gulch Holdings Company and payments from those sales distributed to Crawford Gulch Land Venture ("Crawford Gulch"), as payments on the Note and the Deed of Trust, as more particularly described in the Marketing
Agreement.

     E. Sales Of the BNPI Lots and the GRC Lots have not occurred as quickly as contemplated under the Agreement.

     F. The parties desire to allow GHC to assume and agree to pay the obligations of GPI and GRC under the Agreement as modified by this First Amendment and to extend the covenant not to execute provided in the Agreement year to year for up to an additional three years.

     G. In connection with this First Amendment, the parties desire to allow GHC to be substituted as a party defendant in the Civil Action.

          (a) GPI and GRC shall no longer be parties to the Civil Action or liable on the Judgment.

          (b) GPI and GRC shall be released and discharged from any further claims, liabilities or obligations under the Agreement without further action on the part of any patty hereto.

     3. Assumption by GHC. GHC unconditionally assumes and agrees (a) to pay the Judgment, jointly and severally, subject to the terms and provisions of the Agreement as modified by this First Amendment, and (b) to perform any and all obligations required by GPI and/or GRC under the Agreement (as modified by this First Amendment) in the same manner and to the same extent as if GPI and GRC remained parties to the Agreement (as modified by this First Amendment). GHC further acknowledges and agrees that upon the entry of the orders from the court in the Civil Action approving the joinder of GHC as a party defendant and approving the dismissal of GPI and GRC as parties defendant, GHC shall be liable under and bound by the Judgment to the same extent as GPI and GRC were immediately prior to GHC's Joinder in the Civil Action, without any rights to assert claims or defenses different from those available to GPI or GRC in the Civil Action immediately before such joinder.

     4.   Paragraph 2(a) of the Agreement shall be deleted in its entirety.

     5. Limited Covenant Not to Execute. Subject to the conditions that (a) GHC or Drummond shall perform all of GRC's duties and obligations under the Agreement as modified by this First Amendment, including but not limited to the duties and obligations assumed by GHC in this First Amendment; (b) all covenants and agreements, representations and warranties made by BNPI and GRC in the Agreement (as modified by this First Amendment) are and continue to be fulfilled or satisfied; (c) all covenants and agreements, representations and warranties made by GHC and Drummond in this First Amendment are and continue to be fulfilled or satisfied; and (d) all conditions to New Crawford Valley's obligations under the Agreement as modified by this First Amendment are and continue to be fulfilled or satisfied, for a period not to exceed eight (8) years after the execution date of the Agreement (except as provided in this First Amendment or in Paragraph 7 of the Agreement as modified by this First Amendment), New Crawford Valley shall not attempt, commence or pursue any actions or proceedings to execute on the Judgment against any assets, money or property of GHC or Drummond. The limited covenant not to execute described in the preceding sentence shall continue for a period of one (1) year beginning on the fifth anniversary of the execution date of the Agreement, and unless the Judgment is completely satisfied or the Agreement (as modified by this First Amendment) is otherwise sooner terminated, shall automatically continue for successive one (1) year terms not to exceed eight (8) years after the execution date of the Agreement. Notwithstanding anything in the Agreement or this paragraph to the contrary, New Crawford Valley shall be entitled to take any steps it deems necessary or appropriate to enforce or partially satisfy the Judgment out of the proceeds of the sale of the GRC Lots or the BNPI Lots. In the event that one or more of the conditions to New Crawford Valley's duties and obligations under the Agreement as modified by this First Amendment is unfulfilled or unsatisfied at any time, or any covenant or obligation, representation or warranty of BNPI or GRC under the Agreement (as modified by this First Amendment) shall be unfulfilled or unsatisfied at any time, or any covenant or obligation, representation or warranty of GHC shall be unfulfilled or unsatisfied at any time, New Crawford Valley shall be entitled to immediately pursue any available means to enforce the Judgment including but not by way of limitation, actions or proceedings to execute against the BNPI Lots, the GHC Lots, and any assets, money or property of GHC.

     6. Paragraph 1(b) of the Agreement shall be deleted in its entirety and replaced with the following:

          (b) Approval of Sales. Gulch Holdings Company shall present any written offer to purchase or any written offer to sell any of the BNPI Lots for a purchase price of less than $125,000.00 to GHC for approval in accordance with Paragraph 3(g), before Gulch Holdings Company may accept or extend any such offer.

     7. The third sentence of Paragraph 2(c) of the Agreement is hereby deleted in its entirety and the following substituted in its place:

          From time to time, but on at least an annual basis, Gulch
     Holdings Company shall provide GHC with an itemized and detailed description of its income and expenses setting forth the amount of income received, the nature and amount of costs and expenses incurred, and the amount of net cash proceeds paid either to Crawford Gulch or New Crawford Valley or both, as the case may be.

     8. In Paragraph 3(e) of the Agreement, the phrase "BNPI or GRC" shall be deleted and shall be replaced with the phrase "GHC or Drummond" in all places where such phrase occurs in such paragraph.

     9. The first sentence of Paragraph 3(g) of the Agreement hereby deleted in its entirety and replaced with the following:

          GHC shall have the right to approve, which approval shall not be unreasonably withheld, the terms of any written offer to purchase any of the GRC Lots or BNPI Lots for a purchase price less than $125,000.00 before any such offer may be accepted or extended by Gulch Holdings Company.

     10.  Paragraph 7(b) of the Agreement is deleted in its entirety.

     11.Deficiency.

          (a) In the event that New Crawford Valley has not received cash proceeds, purchase money promissory notes, or Dots distributed in kind in an amount of not less than $1,700,000.00 in principal only (as determined in accordance with paragraph 2 of the Agreement) within eight (8) years after the date of execution of the Agreement, New Crawford Valley shall deliver to GHC and Drummond a written notice with a verified statement setting forth (i) the amounts paid or distributed to New Crawford Valley, and (ii) the unpaid balance of the Judgment required before GHC is entitled to a complete satisfaction of the Judgment.

          (b) If New Crawford Valley receives the claimed amount in immediately available funds within thirsty (30) days after delivery of the
     notice described in subparagraph a. above, New Crawford Valley shall promptly execute and film an acknowledgment of the complete satisfaction of the Judgment, and shall obtain and record a transcript of the Judgment reflecting such complete satisfaction. In that event, the Agreement (as modified by this First Amendment) shall immediately terminate upon the filing of such acknowledgment and all parties shall be released from further obligations hereunder.

          (c) If New Crawford Valley does not receive the claimed amount, to the extent the Judgment remains unpaid New Crawford Valley may at its option and in its sole discretion immediately execute on the Judgment against the Lots or any assets of GHC or both.

     12. Limited Guarantee by Drummond. As additional consideration for the modifications of the Agreement and New Crawford Valley's performance under this
First Amendment, Drummond unconditionally guarantees New Crawford Valley and Gulch Holdings Company that:

          (a) if GHC fails to pay all advances to Crawford Gulch under the Marketing Agreement as requested by Gulch Holdings Company under paragraph
     3(e) of the Agreement (as modified by paragraph 8 above), Drummond shall pay such amount timely as required.

          (b) if New Crawford Valley first (i) proceeds against or takes the Lots (or any that are still owned by Gulch Holdings Company or returned to GHC, or both, at the expiration of the limited covenant not to
     execute provided in Paragraph 4 of this First Amendment) in partial satisfaction of the Judgment, and (ii) proceeds against the GPI Stock in the manner permitted by law or any agreement between the parties hereto, and (iii) there still remains a deficiency on the Judgment after New Crawford Valley has completed (i) and (ii), Drummond shall pay to New Crawford Valley an amount equal to the lesser of $500,000.00 and the resulting deficiency on the Judgment determined after New Crawford Valley has resorted to the Lots and the GPI Stock.

     13.  Conflict.

          (a) Any references to GPI in this First Amendment shall embrace and include any references to BNPI in the Agreement.

          (b) In the event of any conflict between the provisions of this First Amendment and the Agreement, the terms and provisions of this First Amendment shall control. Except as modified by this First Amendment, the Agreement shall remain in full force and effect.

          (c) Capitalized terms not defined in this First Amendment shall have the meanings ascribed to them in the Agreement or the Marketing Agreement.

          (d) In the event the course in the Civil Action does not approve the joinder of GHC as a party defendant and the dismissal of GPI and GRC, this First Amendment shall be null and void and all parties Shall be released and discharged from any obligations hereunder without any further
     action or notice.

          (e) Each party shall use its best efforts to take, or cause to be taken, all things and actions necessary or desirable to consummate the transactions contemplated by this First Amendment.

     IN WITNESS WHEREOF, the parties have executed this First Amendment on the day and year first above written.

                              GOLDEN PHARMACEUTICALS, INC., f/k/a BENEDICT
NUCLEAR PHARMACEUTICALS, INC., a Colorado corporation



                              By
                                   President


                              GOLDEN RESEARCH CORPORATION, a Delaware
corporation



                              By
                                   President


                              NEW CRAWFORD VALLEY, LTD., a Colorado limited
partnership



                              By
                                   General Partner


                              GULCH HOLDINGS COMPANY, a Colorado corporation



                              By
                                   President



                              Charles R. Drummond


                              GHC, INC., a Colorado corporation



                              By
                                   President
STATE OF COLORADO        )
                         ) ss.
COUNTY OF JEFFERSON )

     The above and foregoing FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION
ON
JUDGMENT was acknowledged before me this 3rd day of August 1995 by Charles R. Drummond, as President of Golden Pharmaceuticals, Inc., f/k/a Benedict Nuclear Pharmaceuticals, Inc., a Colorado corporation.

     Witness my hand and official seal.


                              Notary Public

My Commission Expires:





STATE OF COLORADO        )
                         ) ss.
COUNTY OF JEFFERSON )

     The above and foregoing FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION
ON
JUDGMENT was acknowledged before me this 3rd day of August 1995 by Charles R. Drummond, as President of Golden Research Corporation, a Delaware corporation.

     Witness my hand and official seal.


                              Notary Public

My Commission Expires:




STATE OF COLORADO        )
                         ) ss.
COUNTY OF JEFFERSON )

     The above and foregoing FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION
ON
JUDGMENT was acknowledged before me this 3rd day of August 1995 by Robert Sanders, as General Partner of New Crawford Valley, Ltd., a Colorado limited partnership.

     Witness my hand and official seal.


                              Notary Public

My Commission Expires:





STATE OF COLORADO        )
                         ) ss.
COUNTY OF JEFFERSON )

     The above and foregoing FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION
ON
JUDGMENT was acknowledged before me this 3rd day of August 1995 by Harvey G. Mozer, as President of Gulch Holdings Company, a Colorado corporation.


     Witness my hand and official seal.


                              Notary Public

My Commission Expires:




STATE OF COLORADO        )
                         ) ss.
COUNTY OF JEFFERSON )

     The above and foregoing FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION
ON
JUDGMENT was acknowledged before me this 3rd day of August 1995 by Charles R. Drummond.

     Witness my hand and official seal.


                              Notary Public

My Commission Expires:





STATE OF COLORADO        )
                         ) ss.
COUNTY OF JEFFERSON )

     The above and foregoing FIRST AMENDMENT TO AGREEMENT LIMITING EXECUTION
ON
JUDGMENT was acknowledged before me this 3rd day of August 1995 by Charles R. Drummond, as President of GHC, Inc., a Colorado corporation.

     Witness my hand and official seal.


                              Notary Public

My Commission Expires:




                            Exhibit 10.11

         Credit and Security Agreement dated August 7, 1995 among the Company, Quality Care Pharmaceuticlas, Inc. and Norwest Cedit, Inc.
                    CREDIT AND SECURITY AGREEMENT
                     Dated as of August 7, 1995


     GOLDEN PHARMACEUTICALS, INC., a Colorado corporation, QUALITY CARE PHARMACEUTICALS, INC., a California corporation (collectively, the "Borrowers"), and NORWEST CREDIT, INC., a Minnesota corporation (the "Lender"), hereby agree as follows:

                              ARTICLE I

                             DEFINITIONS

     Section 1.01. Definitions. For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

          (a) the terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular; and

          (b) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting
     principles.

     "Acquisition" means the acquisition by Golden of 100% of the issued and outstanding capital stock of QCP on the terms set out in the Stock Purchase Agreement dated June 7, 1995 among Golden, QCP and the shareholders of QCP.


     "Advance" means an advance to a Borrower by the Lender pursuant to
Section 2.01.

     "Affiliate" or "Affiliates" means any Person controlled by, controlling or under common control with a Borrower, including (without limitation) any Subsidiary of either Borrower. For purposes of this definition, "control," when used with respect to any specified Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise.

     "Agreement" means this Credit and Security Agreement.

     "Banking Day" means a day other than a Saturday on which banks are generally open for business in Denver, Colorado and Minneapolis, Minnesota.

     "Base Rate" means the rate of interest publicly announced from time to time by the Norwest as its "base rate" or, if the Norwest ceases to announce a rate so designated, any similar successor rate designated by the Lender.

     "Book Net Worth" of the Borrowers means the difference between:

          (a) the consolidated assets of the Borrowers determined in accordance with generally accepted accounting principles after deducting adequate reserves in each case where, in accordance with generally accepted accounting principles, a reserve is proper, and

          (b)  all Debt of the Borrowers.

     "Borrowers" means Golden and QCP, collectively.

     "Collateral" means all of the Equipment, General Intangibles, Inventory and Receivables, together with all substitutions and replacements for and products of any of the foregoing Collateral and together with proceeds of any and all of the foregoing Collateral and, in the case of all tangible Collateral, together with all accessions and together with (a) all accessories, attachments, parts, equipment and repairs now or hereafter attached or affixed to or used inconnection with any such goods, and (b) all warehouse receipts, bills of lading and other documents of title now or hereafter covering such goods.

     "Collateral Account" has the meaning specified in Section 4.01(d) hereof.

     "Commitment" means $1,500,000, provided, however, that provided no
Default
or Event of Default then exists, the Borrowers may increase the Commitment in increments of $500,000 to an amount not to exceed $2,500,000 by written notice to the Lender accompanied by payment of a nonrefundable commitment fee of $5,000 per $500,000 increment.

     "Credit Facility" means the credit facility being made available to the Borrowers by the Lender pursuant to Article II hereof.

     "Debt" of a Borrower means (a) all items of indebtedness or liability which in accordance with generally accepted accounting principles would be included in determining total liabilities as shown on the liabilities side of the balance sheet of such Borrower as at the date as of which Debt is to be determined, and (b) indebtedness secured by any mortgage, pledge, lien or security interest existing on property owned by cheek Borrower, whether or not the indebtedness secured thereby shall have been assumed.

     "Deed of Trust" means the First Combination Deed of Trust, Security Agreement and Fixture Financing Statement of even date herewith from Golden to the Lender.

     "Default" means an event that, with giving of notice or passage of time or both, would constitute an Event of Default.

     "Eligible Accounts" means all unpaid Accounts of a Borrower, net of any credits, except the following shall not in any event be deemed Eligible
Accounts:

          6.a..0.a.i     That portion of Accounts which are 90 days past the
     invoice date thereof;

          6.a..0.a.ii    That portion of Accounts that are disputed or subject
     to a claim of offset or a contra account;

          6.a..0.a.iii   That portion of Accounts not yet earned by the
     final delivery of goods or rendition of services, as applicable, by the Borrower to its customer:

          6.a..0.a.iv    Accounts owed by any unit of government, whether
     foreign or domestic (provided, however, that there shall be included in Eligible Accounts that portion of Accounts owed by such units of government with respect to which the Borrower has provided evidence satisfactory to the Lender that (i) the Lender has a first priority security interest and (ii) such Account may be enforced by the Lender directly against such unit of government under all applicable laws);

          6.a..0.a.v     Accounts owed by an account debtor located outside
the
     United States or Canada which are not backed by a bank letter of credit assigned to the Lender, in the possession of the Lender and acceptable to the Lender in all respects, in its sole discretion, or insured by a policy
     of foreign receivables insurance acceptable to the Lender in its sole discretion:

          6.a..0.a.vi    Accounts owed by an account debtor that is the
subject
     of bankruptcy proceedings or has gone out of business;

          6.a..0.a.vii   Accounts owed by a shareholder, subsidiary,
     Affiliate, officer or employee of such Borrower;

          6.a..0.a.viii Accounts not subject to a duly perfected security interest in favor of the Lender or which are subject to any lien, security
     interest or claim in favor of any Person other than the Lender or Norwest;

          6.a..0.a.ix    That portion of Accounts that have been restructured,
     extended, amended or modified;

          6.a..0.a.x     That portion of Accounts that constitutes finance
     charges, service charges or sales or excise taxes;

          6.a..0.a.xi    Accounts owed by an account debtor, regardless of
     whether otherwise eligible, if 10% or more of the total amount due under Accounts from such debtor is ineligible under clauses or (a), (b) or (I) above:

          6.a..0.a.xii   In the case of QCP, that portion of Accounts owed
     by Moore Medical Corporation in excess of 20% of the total Eligible Accounts of QCP determined without regard to this clause (l); and

          6.a..0.a.xiii Accounts, or portions thereof, otherwise deemed ineligible by the Lender in its sole discretion.

     "Eligible Inventory" means all inventory of QCP consisting of bulk or repackaged drugs, at the lower of cost or market value as determined in accordance with generally accepted accounting principles: provided, however, that the following shall not in any event be deemed Eligible Inventory:

          (a) Inventory that is: in-transit; located at any warehouse or other premises not approved by the Lender in writing; located outside of the states, or localities, as applicable, in which the Lender has filed financing statements to perfect a first priority security interest in such
     inventory; covered by any negotiable or non-negotiable warehouse receipt, bill of lading or other document of title; on consignment to or from any other person or subject to any bailment;

          (b)  Supplies or packaging inventory;

          (c) Inventory consisting of controlled substances and Inventory which is less than six months from its expiration date;

          (d) Inventory that is damaged, obsolete, or not useable in the normal course of QCP's operations or with respect to the QCP's current product lines;

          (e) Inventory that the QCP has returned, has attempted to return, is in the process of returning or intends to return to the vendor thereof;

          (f) Inventory that is subject to a security interest in favor of any Person other than the Lender or Norwest; and

          (g) Inventory otherwise deemed ineligible by the Lender in its sole discretion.

     "Environmental Laws" has the meaning specified in Section 5.12 hereof.

     "Equipment" means all of the equipment of either Borrower, as such term is defined in the UCC, whether now owned or hereafter acquired, including but not limited to all present and future machinery, vehicles, furniture, fixtures, manufacturing equipment, shop equipment, office and recordkeeping equipment, pans, tools, supplies, and including specifically (without limitation) the goods described in any equipment schedule or list herewith or hereafter furnished to he Lender by either Borrower.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Event of Default" has the meaning specified in Section 8.01 hereof.

     "General Intangibles" means all of the general intangibles of either Borrower, as such term is defined in the UCC, whether now owned or hereafter acquired, including without limitation all present and future patents, patent applications, FDA approvals, applications and registrations, copyrights, trademarks, trade names, trade secrets, customer or supplier lists and contracts, manuals, operating instructions, permits, licenses, franchises, the right to use the name of either Borrower, and the goodwill of each Borrower's business.

     "Golden" means Golden Pharmaceuticals, Inc., a Colorado corporation.

     "Golden Borrowing Base" means at any time and subject to change from time to time in the Lender's sole discretion, the lesser of: (i) the Commitment, or
(ii) 80% of the Eligible Accounts of Golden.

     "Golden Revolving Note" means the promissory note of Golden payable to the order of the Lender in substantially the form of Exhibit A-1.

     "Guaranty" means the guaranty by QCP of the Obligations of Golden.

     "Intercreditor Agreement" means the Intercreditor Agreement of even date herewith between the Lender and Norwest.

     "Inventor" means all of the inventory of either Borrower, as such term is defined in the UCC, whether now owned or hereafter acquired, whether consisting of whole goods, spare parts or components, supplies or materials, whether acquired, held or furnished for sale, for lease or under service contracts or for manufacture or processing, and wherever located.

     "Lockbox" has the meaning specified in Section 4.01(e).

     "Loan Documents" means this Agreement, the Note and the Deed of Trust.

     "Norwest" means Norwest Bank Minnesota, National Association.

     "Norwest Credit Agreement" means the Credit and Security Agreement of even date herewith between the Borrower and Norwest.

     "Notes" means the Golden Revolving Note, the QCP Revolving Note and the Term Note.

     "Obligations" has the meaning specified in Section 3.01 hereof.

     "Person" means any individual, corporation, partnership, joint venture, limited liability company, association, joint-stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     "Plan" means an employee benefit plan or other plan maintained for employees of either Borrower and covered by Title IV of ERISA.

     "Premises" means all premises where any Borrower conducts its business and has any rights of possession, including (without limitation) the premises legally described in Exhibit E attached hereto.

     "QCP" means Quality Care Pharmaceuticals, Inc., a California corporation.

     "QCP Borrowing Base" means at any time and subject to change from time to time in the Lender's sole discretion, the lesser of:

          (a)  the Commitment, or

          (b) the sum of (i) 80% of the Eligible Accounts of QCP, plus (ii) the lesser of $450,000 or 60% of the Eligible Inventory of QCP.

     "QCP Revolving Note" means the joint and several promissory note of the Borrowers payable to the order of the Lender in substantially the form of Exhibit A-2.

     "QCP Tangible Net Worth" means the difference between:

          (a) the assets of QCP which in accordance with generally accepted accounting principles would be classified as tangible assets after (I) deducting adequate reserves in each case where, in accordance with generally accepted accounting principles, a reserve is proper, and (ii) treating all loans or advances by QCP to Golden and all other obligations of Golden to QCP as intangible assets; and

          (b) all Debt of QCP other than any debt incurred pursuant to the Guaranty.

     "Receivables" means each and every right of either Borrower to the payment of money, whether such right to payment now exists or hereafter arises, whether such fight to payment arises out of a sale, lease or other disposition of goods or other property, out of a rendering of services, out of a loan, out of the overpayment of taxes or other liabilities, or otherwise arises under any contract or agreement, whether such right to payment is created, generated or earned by such Borrower or by some other person who subsequently transfers such person's interest to such Borrower, whether such right to payment is or is not already earned by performance, and howsoever such right to payment may be evidenced, together with all other rights and interests (including all liens and security interests) which such Borrower may at any time have by law or agreement against any account debtor or other obligor obligated to make any such payment or against any property of such account debtor or other obligor; all including but not limited to all present and future accounts, contract rights, loans and obligations receivable, chattel papers, bonds, notes and other debt instruments, tax refunds and rights to payment in the nature of general intangibles.

     "Reportable Event" shall have the meaning assigned to that term in Title IV of ERISA.

     "Security Interest" has the meaning specified in Section 3.01 hereof.

     "Subsidiary" means any corporation of which more than 50% of the outstanding shares of capital stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such corporation, irrespective of whether or not at the time stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency, is at the time directly or indirectly owned by either Borrower, by either Borrower and one or more other Subsidiaries, or by one or more other Subsidiaries.

     "Term Note" means the promissory note of Golden payable to the order of the Lender in substantially the form of Exhibit A-3.

     "Termination Date" means July 31, 2000.

     "UCC" means the Uniform Commercial Code as in effect from time to time in the state designated in Section 9.12 hereof as the state whose laws shall govern this Agreement, or in any other state whose laws are held to govern this Agreement or any portion hereof.

                             ARTICLE II

               AMOUNT AND TERMS OF THE CREDIT FACILITY

     Section 2.01. Advances. On the terms and subject to conditions of this Section, the Lender agrees to make Advances to the Borrowers as follows:

          (a) Revolving Advances. The Lender agrees, on the terms and subject to the conditions herein set forth, to make Advances to each Borrower from time to time during the period from the date hereof to and including the Termination Date, or the earlier date of termination in whole of the Credit Facility pursuant to Sections 2.04(c) or 8.02 hereof, in an aggregate amount at any time outstanding not to exceed such Borrower's Borrowing Base, which Advances shall be secured by the Collateral as provided in Article III hereof. The Credit Facility made available to each Borrower pursuant to this Section 2.01(a) shall be a revolving facility and it is contemplated that the Borrowers will request advances, make prepayments and request additional Advances. The
Borrowers
     agree to comply with the following procedures in requesting Advances under this Section 2.01(a):

                        (i) No Borrower will request any Advance under this Section
          2.01(a) if, after giving effect to such requested Advance, (A) the outstanding and unpaid Advances made to such Borrower under this
          Section 2.01(a) would exceed such Borrower's Borrowing Base, or (B) the aggregate Advances made to both Borrowers under this Section 2.01(a) would exceed the Commitment.

                       (ii)   Each request for an Advance under this Section
2.01(a)
          shall be made to the Lender prior to 11:00 a.m. (Colorado time) of the day of the requested Advance. Each request for an Advance may be made in writing or by telephone, specifying the date of the requested Advance and the amount thereof, and shall be by (A) any officer of the Borrower requesting the Advance; or (B) any person designated as such Borrower's agent by any officer of such Borrower in a writing delivered to the Lender; or (C) any person reasonably believed by the Lender to be an officer of such Borrower or such a designated agent.

                      (iii) Upon fulfillment of the applicable conditions set forth in Article IV hereof, the Lender shall promptly disburse loan proceeds by crediting the same to such Borrower's demand deposit account maintained with Norwest Bank Colorado, N.A. unless the Lender and such Borrower shall agree in writing to another manner of disbursement. Upon request of the Lender, such Borrower shall promptly confirm each telephonic request for an Advance by executing and delivering an appropriate confirmation certificate to the sender. Such Borrower shall be obligated to repay all Advances under this Section 2.01(a) notwithstanding the failure of the Lender to receive such confirmation and notwithstanding the fact that the person requesting the same was not in fact authorized to do so. Any request for an Advance under this Section 2.01(a), whether written or telephonic, shall be deemed to be a joint and several representation by the Borrowers that (A) the condition set forth in
          Section 2.01(a)(i) hereof has been met, and (B) the conditions set forth in Section 4.02 hereof have been met as of the time of the request.

          (b) Term Loan. The Lender agrees on the terms and subject to the conditions herein set forth, to make a single Advance to Golden in the principal amount of $400,000, which Advance shall be secured by the Collateral as provided in Article III hereof. Upon fulfillment of the applicable conditions set forth in Article IV hereof, the Lender shall promptly disburse the proceeds of such Advance by depositing the same to Golden's demand deposit account maintained with Norwest Bank Colorado, N.A., unless the Lender and Golden shall agree in writing to another manner of disbursement.

     Section 2.02.  Notes.

          (a) All Advances made by the Lender under Section 2.01(a) hereof shall be evidenced by and be repayable with interest in accordance with, in the case of Advances requested by QCP, the QCP Revolving Note, and, in the case of Advances requested by Golden, the Golden Revolving Note. The principal of the QCP Revolving Note and the Golden Revolving Note shall be
     payable as provided herein and on the earlier of the Termination Date or acceleration by the Lender pursuant to Section 8.02 hereof, and shall bear
     interest as provided herein.

          (b) The Advance made by the Lender under Section 2.01(b) hereof shall be evidenced by and be repayable with interest in accordance with the Term Note. The principal of the Term Note shall be payable in 60 equal monthly installments of $6,667.00 each, commencing on September 1, 1995, and continuing on the first day of each month thereafter until the earlier of August 1, 2000, or acceleration by the Lender pursuant to
     Section 8.02 hereof, when the outstanding principal balance thereof shall be due and payable in full. The Term Note shall bear interest as provided
     herein.

     Section 2.03.  Interest.

          (a) The principal of the Advances outstanding from time to time during any month shall bear interest (computed on the basis of actual days
     elapsed in a 360-day year) as follows:

                        (i) Advances pursuant to Section 2.01(a) hereof and evidenced by the QCP Revolving Note or the Golden Revolving Note shall bear interest at an annual rate equal to the sum of the Base Rate plus 2.0%, which rate shall change when and as the Base Rate changes.

                       (ii) The advance made pursuant to Section 2.01(b) hereof and evidenced by the Term Note shall bear interest at an annual rate equal to the sum of the Base Rate plus 3.0%, which rate shall change when and as the Base Ram changes.

                      (iii)   Notwithstanding anything contained in this
Section 2.03
          or the Notes to the contrary (A) from the first day of any month during which any Default or Event of Default occurs or exists at any time, in the Lender's discretion and without waiving any of its other rights and remedies, the rate of interest payable on any and all Advances and on the Notes shall be the rate otherwise payable with respect to such Advances and the Notes plus 2%, and (B) in no event shall any rate change be put into effect which would result in a rate greater than the highest rate permitted by law.

          (b) Interest accruing on the principal balance of the Advances outstanding from time to time shall be payable on the last day of each month and on the Termination Date or earlier maturity or prepayment in full.

          (c) If any Person shall acquire a participation in Advances under this Agreement, the Borrower shall be obligated to the Lender to pay the full amount of all interest calculated under Section 2.03(a) hereof, along with all other fees, charges and other amounts due under this Agreement, regardless if such Person elects to accept interest with respect to its participation at a lower rate, or otherwise elects to accept less than its
     pro rata share of such fees, charges and other amounts due under this Agreement.

     Section 2.04.  Voluntary Prepayment; Termination of Agreement by
Borrower.

          (a)  Either Borrower may, in its discretion, prepay its Revolving
     Note in whole or from time to time in part without penalty or premium.

          (b) Golden may, in its discretion, prepay the Term Note in whole or from time to time in part, provided, however, if such prepayment is made with the proceeds of a loan or other financing from a source other than an affiliate of Norwest Corporation or if Golden enters into a credit
     facility with or borrows money from any source other than an affiliate of Norwest Corporation within 90 days from the date of such prepayment, Golden shall pay a prepayment premium equal to 3.0% of such prepayment if the prepayment is made prior to January 1, 1996, 2.0% of such prepayment if the prepayment is made after December 31, 1995, and prior to January
1,
     1997, and 1.0% of such prepayment if the prepayment is made after December 31, 1996.

          (c) The Borrowers may terminate this Agreement at any time and, subject to payment and performance of all the Borrowers' obligations to the Lender, may obtain any release or termination of the Security Interests to which the Borrower is otherwise entitled by law by (i)
giving
     at least 30 days' prior written notice to the Lender of the Borrowers' intention to terminate this Agreement; and (ii) paying the Lender a termination fee equal to 3.0% of the Commitment if such termination occurs
     prior to January 1, 1996, 2.0% of the Commitment if such termination occurs after December 31, 1995, but prior to January 1, 1997, and 1.0% of the Commitment if such termination occurs after December 31, 1996, if the Borrowers terminate this Agreement effective as of any date other than the
     Termination Date or under circumstances whereby the Credit Facility is refinanced by a lender other than an affiliate of Norwest Corporation or if either Borrower enters into a credit facility with or borrows money from any source other than an affiliate of Norwest Corporation within 90 days from the date of such termination.

          Section 2.05. Mandatory Prepayment. Without notice or demand, if the sum of outstanding principal balance of the Advances made to a Borrower pursuant to Section 2.01

          (a) shall at any time exceed the Borrowing Base of such Borrower, such Borrower shall immediately repay the Advances made to it to the extent necessary to reduce the sum of the outstanding principal balance of
     the Advances made to it pursuant to Section 2.01(a) to Borrowing Base of each Borrower. Any payment received by the Lender under this Section
2.05
     or under Section 2.04 may be applied to the Advances to such Borrower, including interest thereon and any Fees, commissions, costs and expenses hereunder and under the other Loan Documents, in such order and in such amounts as the Lender, in its discretion, may from time to time determine.

     Section 2.06. Payment. All payments of principal of and interest on the Advances shall be made to the Lender in immediately available funds. Each Borrower hereby authorizes the Lender, in its discretion at any time or from time to time and without request by the Borrower, to make an Advance to such Borrower in the amount of any interest due and payable by such Borrower hereunder or the amount of any fees, costs or expenses due and payable hereunder or under any other Loan Documents by such Borrower.

     Section 2.07. Payment on Non-Banking Days. Whenever any payment to be made hereunder shall be stated to be due on a day which is not a Banking Day, such payment may be made on the next succeeding Banking Day, and such extension of time shall in such case be included in the computation of interest on the Advances or the fees hereunder, as the case may be.

     Section 2.08. Liability Records. The Lender may maintain from time to time, at its discretion, liability records as to any and all advances made or repaid and interest accrued or paid under this Agreement. All entries made on any such record shall be presumed correct until the Borrowers establish the contrary. On demand by the Lender, the Borrowers will admit and certify in writing the exact principal balance that the Borrowers then assert to be outstanding to the Lender under this Agreement. In the absence of manifest error, any billing statement or accounting rendered by the Lender shall be conclusive and fully binding on the Borrowers unless specific written notice of exception is given to the Lender by the Borrowers within 30 days after its receipt by the Borrowers.

     Section 2.09. Setoff. The Borrowers agree that the Lender may at any time or from time to time, at its sole discretion and without demand and without notice to anyone, setoff any liability owed to the Borrowers by the Lender, whether or not due, against any indebtedness owed to the Lender by the Borrowers
(for the Advance or for any other transaction or event), whether or not due. In addition, each other Person holding a participating interest in the Note shall have the right to appropriate or setoff any deposit or other liability then owed by such Person to the Borrowers, whether or not due, and apply the same to the payment of said participating interest, as fully as if such Person had lent directly to the Borrowers the amount of such participating interest.

     Section 2.10.  Fees.

          (a) The Borrowers hereby jointly and severally agree to pay the Lender a fully earned and non-refundable origination fee of $19,000, due and payable upon the execution of this Agreement.

          (b) The Borrowers jointly and severally agree to pay the Lender a commitment fee at the rate of one-fourth of one percent (0.25%) per annum on the daily unused amount of the Commitment (determined taking into account the aggregate outstanding Advances to both Borrowers) from the date hereof to and including the date on which the Credit Facility is terminated, due and payable in arrears commencing November 1, 1995, and continuing on the first day of each February, May, August and November thereafter, provided that any commitment fee remaining unpaid upon termination of the Credit Facility or acceleration of the Note by the Lender pursuant to Section 8.02 hereof shall be due and payable on the date of such termination or cancellation. Such fee shall be calculated on
     the basis of the actual number of days elapsed in a 360-day year.

          (c) The Borrowers hereby jointly and severally agree to pay the Lender, on demand, audit fees of $50.00 per auditor (or if different, the Lender's then current hourly auditor charge) in connection with any audits
     or inspections by the Lender of any collateral or the operations or business of either Borrower, together with all reasonable out-of-pocket costs and expenses incurred in conducting any such audit or inspection.

     Section 2.11. Capital Adequacy. If the Lender shall determine that the adoption after the date hereof of any applicable law, rule or regulation regarding capital adequacy, or any change therein after the date hereof, any change after the date hereof in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Lender or its parent corporation with any guideline or request issued after the date hereof regarding capital adequacy (whether nor not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Lender's or the Lender's parent corporation's capital as a consequence of the Lender's obligations hereunder to a level below that which the Lender or its parent corporation could have achieved but such adoption, change or compliance (taking into consideration the Lender's policies with respect to capital adequacy and those of the Lender's parent corporation) by an amount deemed to the Lender or its parent corporation to be material, then from time to time on demand by the Lender the Borrowers shall jointly and severally pay to the Lender such additional amount or amounts as will compensate the Lender or its parent corporation for such reduction. Certificates of the Lender sent to the Borrowers from time to time claiming compensation under this
Section, stating the reason therefor and setting forth in reasonable detail the calculation of the additional amount or amounts to be paid to the Lender hereunder shall be conclusive absent manifest error. In determining such amounts, the Lender or its parent corporation may use any reasonable averaging and attribution methods.

                             ARTICLE III

                          SECURITY INTEREST

     Section 3.01. Grant of Security Interest. Each Borrower hereby assigns and grants to the Lender a security interest (collectively referred to as the "Security Interests") in the Collateral, as security for the payment and performance of each and every debt, liability and obligation of every type and description which such Borrower may now or at any time hereafter owe to the Lender (whether such debt, liability or obligation now exists or is hereafter created or incurred, whether it arises in a transaction involving the Lender alone or in a transaction involving other creditors of such Borrower, and whether it is direct or indirect, due or to become due, absolute or contingent, primary or secondary, liquidated or unliquidated, or sole, joint, several or joint and several, and including specifically, but not limited to, all indebtedness of such Borrower arising under this Agreement or any other loan or credit agreement or guaranty between such Borrower and the Lender, whether now in effect or hereafter entered into; all such debts, liabilities and obligations are herein collectively referred to as the "Obligations" of such Borrower).

     Section 3.02. Notification of Account Debtors and Other Obligors. In addition to the rights of the Lender under Section 6.10 hereof, with respect to any and all rights to payment constituting Collateral the Lender may, at any time before the occurrence of an Event of Default, notify any account debtor or other person obligated to pay the amount due that payment shall be made directly to the Lockbox, and may at any time after the occurrence of an Event of Default which is continuing, notify such Person that the right to such payment has been assigned to the Lender for security and shall be paid directly to the Lender. The Borrowers will join in giving such notice if the Lender so requests. At any time after the occurrence of an Event of Default which is continuing, the Lender may, but need not, in the Lender's name or in such Borrower's name, (a) demand, sue for, collect or receive any money or property at any time taxable or receivable on account of, or securing, any such right to payment, or grant any extension to, make any compromise or settlement with or otherwise agree to waive, modify, amend or change the obligations (including collateral obligations) of any such account debtor or other obligor; and (b) as agent and attorney in fact of such Borrower, notify the United States Postal Service to change the address for delivery of such Borrower's mail to any address designated by the Lender, otherwise intercept such Borrower's mail, and receive, open and dispose of such Borrower's mail, applying all Collateral as permitted under this Agreement and holding all other mail for such Borrower's account or forwarding such mail to such Borrower's last known address.

     Section 3.03. Assignment of Insurance. As additional security for the payment and performance of the Obligations, each Borrower hereby assigns to the
Lender any and all monies (including, without limitation, proceeds of insurance and refunds of unearned premiums) due or become due under, and all other rights of such Borrower with respect to, any and all policies insurance now or at any time hereafter covering the Collateral or any evidence thereof or any business records or valuable papers pertaining thereto, and such Borrower hereby directs the issuer of any such policy to pay all such monies directly to the Lender. At any time, whether before or after the occurrence of any Event of Default, the Lender may (but need not), in the Lender's name or in such Borrower's name, execute and deliver proof of claim, receive all such monies, endorse checks and other instruments representing payment of such monies, and adjust, litigate, compromise or release any claim against the issuer of any such policy.

     Section 3.04.  Occupancy.

          (a) Each Borrower hereby irrevocably grants to the Lender the right to take possession of the Premises of such Borrower at any time after the occurrence and during the continuance of an Event of Default.

          (b) The Lender may use the Premises only to hold, process, manufacture, sell, use, store, liquidate, realize upon or otherwise dispose of goods that are Collateral and for other purposes that the Lender may in good faith deem to be related or incidental purposes.

          (c) The right of the Lender to hold the Premises shall cease and terminate upon the earlier of (i) payment in full and discharge of all Obligations, and (ii) final sale or disposition of all goods constituting Collateral and delivery of all such goods to purchasers.

          (d) The Lender shall not be obligated to pay or account for any rent or other compensation for the possession, occupancy or use of any of the Premises; provided, however, in the event that the Lender does pay or account for any rent or other compensation for the possession, occupancy or use of any of the Premises, the Borrowers shall jointly and severally reimburse the Lender promptly for the full amount thereof. In addition, the Borrowers will jointly and severally pay, or reimburse the Lender for,
     all taxes, fees, duties, imposts, charges and expenses at any time incurred by or imposed upon the Lender by reason of the execution, delivery, existence, recordation, performance or enforcement of this Agreement or the provisions of this Section 3.04.

     Section 3.05. License. Each Borrower hereby grants to the Lender a non-exclusive, worldwide and royalty-free license to use or otherwise exploit all trademarks, franchises, trade names, copyrights and patents of such Borrower for the purpose of selling, leasing or otherwise disposing of any or all Collateral following an Event of Default.

                             ARTICLE IV

                        CONDITIONS OF LENDING

     Section 4.01. Conditions Precedent to the Initial Advance. The obligation of the Lender to make the initial Advance under the Credit Facility shall be subject to the condition precedent that the Lender shall have received all of the following, each in form and substance satisfactory to the Lender:

          (a)  This Agreement, properly executed on behalf of the Borrowers.

          (b) The QCP Revolving Note, properly executed on behalf of the Borrowers, and the Golden Revolving Note and the Term Note properly executed on behalf of Golden.

          (c) The Deed of Trust, properly executed on behalf of Golden, with a policy of title insurance in an amount satisfactory to the Lender insuring the priority of the Deed of Trust.

          (d) Separate Collateral Account Agreements, duly executed by each Borrower and Norwest Bank Colorado, N.A., pursuant to which such Borrower and such bank establish a depository account (the "Collateral Account")
in
     the name of and under the sole and exclusive control of the Lender, from which such institution agrees to transfer finally collected funds to the Lender for application to such Borrower's Obligations.

          (e) Separate Lockbox Agreements, duly executed by each Borrower and Norwest Bank Colorado, N.A., pursuant to which such Borrower agrees to
     maintain and direct account debtors to make payments to, and such bank agrees to maintain and process payments received in, a lockbox for the benefit of the Lender (the "Lockbox"), from which Lockbox, such bank shall deposit funds to such Borrower's Collateral Account.

          (f)  The Guaranty, properly executed by QCP.

          (g) A true and correct copy of any and all leases, pursuant to which either Borrower is leasing the Premises, together with a landlord's disclaimer and consent with respect to each such lease.

          (h)  Current searches of appropriate filing offices showing that
     (I) no state or federal tax liens have been filed and remain in effect against either Borrower, (ii) no financing statements have been filed and remain in effect against either Borrower, except those financing statements relating to liens permitted pursuant to Section 7.01 hereof
and
     those financing statements filed by the Lender, and (iii) the Lender has duly filed all financing statements necessary to perfect the Security Interests granted hereunder, to the extent the Security Interests are capable of being perfected by filing.

          (i) A certificate of the Secretary or an Assistant Secretary of each Borrower, certifying as to (i) the resolutions of the directors and, if required, the shareholders of such Borrower, authorizing the execution,
     delivery and performance of this Agreement and the Security Documents,
     (ii) the articles of incorporation and bylaws of such Borrower, and (iii) the signatures of the officers or agents of such Borrower authorized to execute and deliver this Agreement, the Security Documents and other instruments, agreements and certificates, including Advance requests, on behalf of such Borrower.

          (j) A current certificate issued by the Secretary of State of the state of each Borrower's incorporation, certifying that such Borrower is in compliance with all corporate organizational requirements of such state.

          (k) Evidence that the each Borrower is duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary.

          (l) A certificate of an officer of each Borrower confirming, in his personal capacity, the representations and warranties set forth in
     Article V hereof.

          (m) An opinion of counsel to each Borrower, addressed to the Lender.

          (n) Certificates of the insurance required hereunder, with all hazard insurance containing a lender's loss payable endorsement in favor of the Lender and with all liability insurance naming the Lender as an additional insured.

          (o) Payment of the fees due through the date of the initial Advance under Section 2.10 hereof and expenses incurred by the Lender through such date and required to be paid by the Borrowers under
     Section 9.07 hereof.

          (p) Evidence satisfactory to the Lender that the Acquisition has closed on terms and conditions satisfactory to the Lender.

          (q) Support Agreements satisfactory to the Lender duly executed by Daniel B. Guinn, Gary A. Klingsheim, Charles R. Drummond, Bruce A. Goldberg and Glen H. Weaver.

          (r) Evidence that the judgment against the Borrower in favor of New Crawford Valley, Ltd. has been released and that the Borrower has no further liability in respect thereof.

          (s) Such other documents as the Lender in its sole discretion may require.

          (t) Evidence satisfactory to the Lender that immediately after the closing of the Acquisition and the payment of the consideration to be paid by Golden in connection therewith and all fees payable under this Agreement and the Norwest Credit Agreement, the sum of the Golden Borrowing Base and the QCP Borrowing Base exceeds the aggregate principal balances of the Golden Revolving Note and the QCP Revolving Note by at least $200,000.

     Section 4.02. Conditions Precedent to All Advances. The obligation of the Lender to make each Advances shall be subject to the further conditions precedent that on such date:

          (a) the representations and warranties contained in Article V hereof are correct on and as of the date of the Advance as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date; and

          (b) no event has occurred and is continuing, or would result from the Advance which constitutes a Default or an Event of Default.

                              ARTICLE V

                   REPRESENTATIONS AND WARRANTIES

     The Borrowers jointly and severally represent and warrant to the Lender as follows:

     Section 5.01. Corporate Existence and Power; Name; Chief Executive Officer Inventory and Equipment Locations. Golden is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Colorado and QCP is a corporation duly incorporated, validly existing and in good standing under the laws of the State of California, and each Borrower is duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes much licensing or qualification necessary. Each Borrower has all requisite power and authority, corporate or otherwise, to conduct its business, to own its properties and to execute and deliver, and to perform all of its obligations under, the Loan Documents. During its corporate existence, each Borrower has done business solely under the names set forth in Exhibit B hereto. The chief executive office and principal place of business of each Borrower is located at the address set forth in Exhibit B hereto, and all of such Borrower's records relating to its business or the collateral are kept at that location. All Inventory and Equipment is located at that location or at one of the other locations set forth in Exhibit B hereto.

     Section 5.02. Authorization of Borrowing; No Conflict as to Law or Agreements. The execution, delivery and performance by each Borrower of the Loan Documents and the borrowings from time to time hereunder have been duly authorized by all necessary corporate action and do not and will not (a) require any consent or approval of the stockholders of either Borrower, (b) require any authorization, consent or approval by, or registration, declaration or filing with, or notice to, any governmental department, commission, board, bureau, agency or Instrumentality, domestic or foreign, or any third party, except such authorization, consent, approval, registration, declaration, filing or note as has been obtained, accomplished or given prior to the date hereof, (c) violate any provision of any law, rule or regulation (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or of any order, writ, injunction or decree presently in effect having applicability to either Borrower or of the Articles of Incorporation or Bylaws of either Borrower, (d) result in a breach of or constitute a default under any indentureor loan or credit agreement or any other material agreement, lease or instrument to which either Borrower is a party or by which it or its properties may be bound or affected, or (e) result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature (other than the Security Interests) upon or with respect to any of the properties now owned or hereafter acquired by either Borrower.

     Section 5.03. Legal Agreements. This Agreement constitutes and, upon due execution by the Borrower executing the same, the other Loan Documents will constitute, the legal, valid and binding obligations of the Borrower executing the same, enforceable against such Borrower in accordance with their respective terms.

     Section 5.04. Subsidiaries. Except as set forth in Exhibit B attached hereto, the Borrowers have no Subsidiaries.

     Section 5.05. Financial Condition; No Adverse Change. Golden has heretofore furnished to the Lender audited financial statements of Golden for its fiscal year ended August 31, 1994, audited financial statement for QCP for its fiscal year ended December 31, 1994, unaudited financial statements of Golden for the ten months ended June 30, 1995, unaudited financial statements of
QCP for the six months ended June 30, 1995, and pro forma financial statements presenting the consolidated financial condition of the Borrowers immediately following the Acquisition, and those statements fairly present the financial condition of Golden and QCP, as the case may be, on the dates thereof and the results of their operations and cash flows for the periods then ended, and the pro forma consolidated financial condition of the Borrowers immediately following the Acquisition, and were prepared in accordance with generally accepted accounting principles. Since the date of the most recent financial statements, there has been no material adverse change in the business, properties or condition (financial or otherwise) of Golden or QCP.

     Section 5.06. Litigation. There are no actions, suits or proceedings pending or, to the knowledge of either Borrower, threatened against or affecting either Borrower or any of its Affiliates or the properties of either Borrower or any of its Affiliates before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which, if determined adversely to such Borrower or any of its Affiliates, would have a material adverse effect on the financial condition, properties or operations of such Borrower or any of its Affiliates.

     Section 5.07. Regulation U. Neither Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of the Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

     Section 5.08. Taxes. Each Borrower and each of its Affiliates have paid or caused to be paid to the proper authorities when due all federal, state and local taxes required to be withheld by each of them. Each Borrower and each of its Affiliates have filed all federal, state and local tax returns which to the knowledge of the officers of such Borrower or any such Affiliate, as the case may be, are required to be filed, and such Borrower and its Affiliates have paid or caused to be paid to the respective taxing authorities all taxes as shown on said returns or on any assessment received by any of them to the extent such taxes have become due.

     Section 5.09. Titles and Liens. Each Borrower has good and absolute title to all Collateral described in the collateral reports provided to the Lender and all other Collateral, properties and assets reflected in the latest balance sheet referred to in Section 5.05 hereof and all proceeds thereof, free and clear of all mortgages, security interests, liens and encumbrances, except for (a) mortgages, security interests and liens permitted by Section 7.01 hereof, and (b) in the case of the real property subject to the Deed of Trust, matters disclosed on the policy of title insurance described in Section 4.01 hereof. No financing statement naming either Borrower as debtor is on file in any office except to perfect only security interests permitted by Section 7.01 hereof.

     Section 5.10. Plans. Except as disclosed to the Lender in writing prior to the date hereof, neither Borrower nor any of its Affiliates maintains or has maintained any Plan. Neither Borrower nor any Affiliate of either Borrower has received any notice or has any knowledge to the effect that it is not in full compliance with any of the requirements of ERISA. No Reportable Event or other fact or circumstance which may have an adverse effect on the Plan's tax qualified status exists in connection with any Plan. Neither Borrower nor any Affiliate of either Borrower has:

          (a) Any accumulated funding deficiency within the meaning of ERISA; or

          (b) Any liability or knows of any fact or circumstances which could result in any liability to the Pension Benefit Guaranty
Corporation,
     the Internal Revenue Service, the Department of Labor or any participant in connection with any Plan (other than accrued benefits which or which may become payable to participants or beneficiaries of any such Plan).

     Section 5.11. Default. Each Borrower is in compliance with all provisions of all agreements, instruments, decrees and orders to which it is a party or by which it or its property is bound or affected, the breach or default of which could have a material adverse effect on the financial condition, properties or operations of such Borrower.

     Section 5.12. Environmental Protection. Each Borrower has obtained all permits, licenses and other authorizations which are required under federal, state and local laws and regulations relating to emissions, discharges, releases of pollutants, contaminants, hazardous or toxic materials, or wastes into ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport handling of pollutants, contaminants or hazardous or toxic materials or wastes Environmental Laws") at such Borrower's facilities or in connection with the operation of its facilities. Except as previously disclosed to the Lender in writing, each Borrower and all activities of such Borrower at its facilities comply with all Environmental Laws and with all terms and conditions of any required permits, licenses and authorizations applicable to such Borrower with respect thereto. Except as previously disclosed to the Lender in writing, each Borrower is also in compliance with all limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in Environmental Laws or contained in any plan, order, decree, judgment or notice of which such Borrower is aware. Except as previously disclosed to the Lender in writing, neither Borrower is aware of, nor has either Borrower received notice of, any events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent continued compliance with, or which may give rise to any liability under, any Environmental Laws.

     Section 5.13. Submissions to Lender. All financial and other information provided to the Lender by or on behalf of a Borrower in connection with the Borrowers' request for the credit facilities contemplated hereby is true and correct in all material respects and, as to projections, valuations or proforma financial statements, present a good faith opinion as to such projections, valuations and proforma condition and results.

     Section 5.14. Financing Statements. Each Borrower has provided to the Lender signed financing statements sufficient when filed to perfect the Security
Interests and the other security interests created by the Security Documents. When such financing statements are filed in the offices noted therein, the Lender will have a valid and perfected security interest in all Collateral and all other collateral described in the Security Documents which is capable of being perfected by filing financing statements. None of the Collateral or other collateral covered by the Security Documents is or will become a fixture on real estate, unless a sufficient fixture filing is in effect with respect thereto.

     Section 5.15. Rights to Payment. Each right to payment and each instrument, document, chattel paper and other agreement constituting or evidencing Collateral or other collateral covered by the Security Documents is (or, in the case of all future Collateral or such other collateral, will be when arising or issued) the valid, genuine and legally enforceable obligation, subject to no defense, setoff or counterclaim, of the account debtor or other obligor obligated to pay such obligation.

                             ARTICLE VI

               AFFIRMATIVE COVENANTS OF THE BORROWERS

     So long as the Note shall remain unpaid or any Credit Facility shall be outstanding, the Borrowers jointly and severally agree that they will comply with the following requirements, unless the Lender shall otherwise consent in writing:

     Section 6.01. Reporting Requirements. The Borrowers will deliver, or cause to be delivered, to the Lender each of the following, which shall be in form and detail acceptable to the Lender:

          (a) as soon as available, and in any event within 90 days after the end of each fiscal year of the Borrowers, audited financial statements
     of the Borrowers with the unqualified opinion of independent certified public accountants selected by the Borrowers and acceptable to the
Lender,
     which annual financial statements shall include the consolidated and consolidating balance sheet of the Borrowers as at the end of such fiscal year and the related consolidated and consolidating statements of income, retained earnings and cash flows of the Borrowers for the fiscal year then
     ended, all in reasonable detail and prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices applied in the preparation of the pro forma financial
     statements referred to in Section 5.05 hereof, together with (i) a report signed by such accountants stating that in making the investigations necessary for said opinion they obtained no knowledge, except as specifically stated, of any Default or Event of Default hereunder and all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrowers are in compliance with the requirements set forth in Sections 6.12 through 6.15 and Section 7.10 hereof; and (ii) a certificate of the chief financial officer of the Borrowers stating that
     such financial statements have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the annual financial statements referred
     to in Section 5.05 hereof and whether or not such officer has knowledge of the occurrence of any Default or Event of Default hereunder and, if so, stating in reasonable detail the facts with respect thereto;

          (b) (i) as soon as available and in any event within 20 days after the end of each month, an unaudited/internal balance sheet and statements of income and retained earnings of each Borrower as at the end of and for such month and for the year to date period then ended, (ii) as soon as available, and in any event within 5 days of discovery of any adjustments to such unconsolidated financial statements, restatements thereof, and (iii) as soon as available, and in any event within 40 days after the end of each month, an internal unaudited consolidated balance sheet and consolidated statements of income and retained earnings of the Borrowers as at the end of and for such month and for the year to date period then ending, in each case, prepared in reasonable detail and stating in comparative form the figures for the corresponding date and periods in the previous year, in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the pro forma financial statements referred to in
     Section 5.05 hereof, but subject to year-end audit adjustments; and accompanied by a certificate of the chief financial officer of each Borrower, substantially in the form of Exhibit D hereto stating (A) that such financial statements have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the pro forma financial statements referred to in Section 5.05 hereof, subject to year-end audit adjustments,
     (B) whether or not such officer has knowledge of the occurrence of any Default or Event of Default hereunder not theretofore reported and remedied and, if so, stating in reasonable detail the facts with respect thereto, and (C) in the case of the consolidated financial statements, all
     relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrowers are in compliance with the requirements set forth in Sections 6.12 through 6.15 and Section 7.10 hereof;

          (c) within 15 days after the end of each month, separate agings of each Borrower's accounts receivable and its accounts payable and a collateral certification report for such Borrower as at the end of such month;

          (d) on the second Banking Day of each week, a report of the outstanding obligations of QCP to Moore Medical Corporation as of close of
     business on the last Banking Day of the immediately proceeding week;

          (e) on each Banking Day, an assignment and collection report for each Borrower certified by the chief financial officer of such Borrower;

          (f) at least 30 days before the beginning of each fiscal year of the Borrowers, the projected balance sheets and income statements for each
     month of such year for each of the Borrowers individually and for the Borrowers on a consolidated basis, each in reasonable detail, representing
     the good faith projections of the Borrowers and certified by the Borrowers' chief financial officer as being the most accurate projections available and identical to the projections used by the Borrowers for internal planning purposes, together with such supporting schedules and information as the Lender may in its discretion require;

          (g) immediately after the commencement thereof, notice in writing of all litigation and of all proceedings before any governmental or regulatory agency affecting either Borrower of the type described in
     Section 5.06 hereof or which seek a monetary recovery against such Borrower in excess of $25,000;

          (h) as promptly as practicable (but in any event not later than five business days) after an officer of either Borrower obtains knowledge of the occurrence of any breach, default or event of default under any Loan Document or any event which constitutes a Default or Event of
Default
     hereunder, notice of such occurrence, together with a detailed statement by a responsible officer of such Borrower of the steps being taken by the Borrowers to cure the effect of such breach, default or event;

          (i) as soon as possible and in any event within 30 days after either Borrower knows or has reason to know that any Reportable Event with
     respect to any Plan has occurred, the statement of the chief financial officer of such Borrower setting forth details as to such Reportable
Event
     and the action which the Borrowers propose to take with respect thereto, together with a copy of the notice of such Reportable Event to the
Pension
     Benefit Guaranty Corporation;

          (j) as soon as possible, and in any event within 10 days after either Borrower fails to make any quarterly contribution required with respect to any Plan under Section 412(m) of the Internal Revenue Code of 1986, as amended, the statement of the chief financial officer of such Borrower setting forth details as to such failure and the action which the
     Borrowers propose to take with respect thereto, together with a copy of any notice of such failure required to be provided to the Pension Benefit Guaranty Corporation;

          (k) promptly upon knowledge thereof, notice of (i) any disputes or claims by customers of either Borrower involving amounts which, in the aggregate, exceed $10,000; (ii) any goods returned to or recovered by either Borrower involving amounts which, in the aggregate, exceed
$10,000;
     and (iii) any change in the persons constituting the officers and directors of either Borrower;

          (l) promptly upon knowledge thereof, notice of any loss of or material damage to any Collateral or other collateral covered by the Security Documents or of any substantial adverse change in any Collateral or such other collateral or the prospect of payment thereof;

          (m) promptly after the sending or filing thereof, copies of all regular and periodic financial reports which Golden shall file with the Securities and Exchange Commission or any national securities exchange;

          (n) promptly upon knowledge thereof, notice of the violation by either Borrower of any law, rule or regulation, the non-compliance with which could materially and adversely affect its business or its financial condition;

          (o) promptly upon receipt thereof, copies of all FDA and DEA reports received by QCP; and

          (p) from time to time, with reasonable promptness, any and all receivables schedules, collection reports, deposit records, equipment schedules, copies of invoices to account debtors, shipment documents and delivery receipts for goods sold, and such other material, reports, records or information as the Lender may request.

     Section 6.02. Books and Records; Inspection and Examination. Each Borrower will keep accurate books of record and account for itself pertaining to the Collateral and pertaining to such Borrower's business and financial condition and such other matters as the Lender may from time to time request in which true and complete entries will be made in accordance with generally accepted accounting principles consistently applied and, upon request f the Lender, will permit any officer, employee, attorney or accountant for the Lender
(upon reasonable notice unless the Lender in good faith believes that the accuracy of the audit may be affected by notice) to audit, review, make extracts from or copy any and all corporate and financial books and records of such Borrower at all times during ordinary business hours, to send and discuss with account debtors and other obligors requests for verification of amounts owed to such Borrower, and to discuss the affairs of such Borrower with any of its directors, officers, employees or agents. Each Borrower will permit the Lender, or its employees, accountants, attorneys or agents, to examine and inspect any Collateral, other collateral covered by the Security Documents or any other property of such Borrower at any time during ordinary business hours.

     Section 6.03. Account Verification. Each Borrower will at any time and from time to time upon request of the Lender send requests for verification of accounts or notices of assignment to account debtors and other obligors.

     Section 6.04. Compliance with Laws; Environmental Indemnity. Each Borrower will (a) comply with the requirements of applicable laws and regulations, the non-compliance with which would materially and adversely affect its business or its financial condition, (b) comply with all applicable Environmental Laws and obtain any permits, licenses or similar approvals required by any such Environmental Laws, and (c) use and keep the Collateral, and will require that others use and keep the Collateral, only for lawful purposes, without violation of any federal, state or local law, statute or ordinance. Each Borrower will indemnify, defend and hold the Lender harmless from and against any claims, loss or damage to which the Lender may be subjected as a result of any past, present or future existence, use, handling, storage, transportation or disposal of any hazardous waste or substance or toxic substance by the Borrower or on property owned, leased or controlled by such Borrower. This indemnification agreement shall survive the termination of this
Agreement and payment of the indebtedness hereunder.

     Section 6.05. Payment of Taxes and Other Claims. Each Borrower will pay or discharge, when due, (a) all taxes, assessments and governmental charges levied or imposed upon it or upon its income or profits, upon any properties belonging to it (including, without limitation, the Collateral) or upon or against the creation, perfection or continuance of the Security Interests, prior to the date on which penalties attach thereto, (b) all federal, state and local taxes required to be withheld by it, and (c) all lawful claims for labor, materials and supplies which, if unpaid, might by law become a lien or charge upon any properties of such Borrower; provided, that no Borrower shall be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings.

     Section 6.06.  Maintenance of Properties.

          (a) Each Borrower will keep and maintain the Collateral, the other collateral covered by the Loan Documents and all of its other properties necessary or useful in its business in good condition, repair and working order (normal wear and tear excepted) and will from time to time replace or repair any worn, defective or broken parts; provided, however, that nothing in this Section 6.06 shall prevent any Borrower from
     discontinuing the operation and maintenance of any of its properties if such discontinuance is, in the judgment of the Lender, desirable in the conduct of the Borrower's business and not disadvantageous in any material
     respect to the Lender.

          (b) Each Borrower will defend the Collateral against all claims or demands of all persons (other than the Lender or Norwest) claiming the Collateral or any interest therein.

          (c) Each Borrower will keep all Collateral and other collateral covered by the Security Documents free and clear of all security interests, liens and encumbrances except the Security Interests and other security interests permitted by Section 7.01 hereof.

     Section 6.07. Insurance. Each Borrower will obtain and at all times maintain insurance with insurers believed by such Borrower to be responsible and reputable, in such amounts and against such risks as may from time to time be required by the Lender, but in all events in such amounts and against such risks as is usually carried by companies engaged in similar business and owning similar properties in the same general areas in which such Borrower operates. Without limiting the generality of the foregoing, each Borrower will at all times keep all tangible Collateral insured against risks of fire (including so-called extended coverage), theft, collision (for Collateral consisting of motor vehicles) and such other risks and in such amounts as the Lender may reasonably request, with any loss payable to the Lender to the extent of its Interest, and all policies of such insurance shall contain a lender's loss payable endorsement for the benefit of the Lender. All policies of liability insurance required hereunder shall name the Lender as an additional insured.

     Section 6.08. Preservation of Corporate Existence. Each Borrower will preserve and maintain its corporate existence and all of its rights, privileges and franchises necessary or desirable in the normal conduct of its business and shall conduct its business in an orderly, efficient and regular manner.

     Section 6.09. Delivery of Instruments, etc. Upon request by the Lender, each Borrower will promptly deliver to the Lender in pledge all instruments, documents and chattel papers constituting Collateral, duly endorsed or assigned by such Borrower.

     Section 6.10.  Lockbox; Collateral Account.

          (a) Each Borrower will irrevocably direct all present and future Account debtors and other Persons obligated to make payments constituting Collateral to make such payments directly to such Borrower's Lockbox.
All
     of such Borrower's invoices, account statements and other written or oral communications directing, instructing, demanding or requesting payment of any Account or any other amount constituting Collateral shall conspicuously direct that all payments be made to such Lockbox and shall include the Lockbox address. All payments received in such Lockbox shall be processed to the Collateral Account.

          (b) Each Borrower agrees to deposit in the Collateral Account or, at the Lender's option, to deliver to the Lender all collections on Accounts, contract rights, chattel paper and other rights to payment constituting Collateral, and all other cash proceeds of Collateral, which such Borrower may receive directly notwithstanding its direction to Account debtors and other obligors to make payments to its Lockbox, immediately upon receipt thereof, in the form received, except for such Borrower's endorsement when deemed necessary. Until delivered to the Lender or deposited in the Collateral Account, all proceeds or collections
     of Collateral shall be held in trust by such Borrower for and as the property of the Lender and shall not be commingled with any funds or property of such Borrower. Amounts deposited in the Collateral Account of
     a Borrower shall not bear interest and shall not be subject to withdrawal by such Borrower, except after full payment and discharge of all Obligations of such Borrower. All such collections shall constitute proceeds of Collateral and shall not constitute payment of any Obligation of such Borrower. Collected funds from the Collateral Account of a Borrower shall be transferred to the Lender's general account, and the Lender may deposit in its general account or in such Collateral Account any and all collections received by it directly from such Borrower. The Lender may commingle such funds with other property of the Lender or any other person. The Lender from time to time shall, upon initiation by such
     Borrower, after allowing two Banking Days, apply such funds to the payment of any and all Obligations of such Borrower, in any order or manner of application satisfactory to the Lender. All items delivered to the
Lender
     or deposited in the Collateral Account of a Borrower shall be subject to final payment. If any such item is returned uncollected, such
Borrower
     will immediately pay the Lender, or, for items deposited in the Collateral
     Account of a Borrower, the bank maintaining such account, the amount of that item, or such bank at its discretion may charge any uncollected item to such Borrower's commercial account or other account. Such Borrower shall be liable as an endorser on all items deposited in the Collateral Account, whether or not in fact endorsed by such Borrower.

     Section 6.11. Performance by the Lender. If either Borrower at any time fails to perform or observe any of the foregoing covenants contained in this
Article VI or elsewhere herein, and if such failure shall continue for a period of ten calendar days after the Lender gives such Borrower written notice thereof
(or in the case of the agreements contained in Sections 6.05, 6.07 and 6.10 hereof, immediately upon the occurrence of such failure, without notice or lapse of time), the Lender may, but need not, perform or observe such covenant on behalf and in the name, place and stead of the Borrowers (or, at the Lender's option, in the Lender's name) and may, but need not, take any and all other actions which the Lender may reasonably deem necessary to cure or correct such failure (including, without limitation, the payment of taxes, the satisfaction of security interests, liens or encumbrances, the performance of obligations owed to account debtors or other obligors, the procurement and maintenance of insurance, the execution of assignments, security agreements and financing statements, and the endorsement of instruments); and the Borrowers shall thereupon jointly and severally pay to the Lender on demand the amount of all monies expended and all costs and expenses (including reasonable attorneys' fees and legal expenses) incurred by the Lender in connection with or as a result of the performance or observance of such agreements or the taking of such action by the Lender, whether with interest thereon from the date expended or incurred at the default rate of interest payable on the Term Note. To facilitate the performance or observance by the Lender of such covenants of the Borrowers, each
Borrower hereby irrevocably appoints the Lender, or the delegate of the Lender, acting alone, as the attorney in fact of such Borrower (which appointment is coupled with an interest) with the right (but not the duty) from time to time to create, prepare, complete, execute, deliver, endorse or file in the name and on behalf of such Borrower any and all instruments, documents, assignments, security agreements, financing statements, applications for insurance and other agreements and writings required to be obtained, executed, delivered or endorsed by such Borrower under this Section 6.11.

     Section 6.12. Book Net Worth. The Borrowers shall, on the last day of each month in each of the periods set forth below, maintain their consolidated Book Net Worth at an amount which is greater than or equal to the amount set forth opposite such period:

Period,Book Net Worth
,
Date hereof to and including November 29, 1995,$1,350,000
November 30, 1995 to and including February 28,
1996,1,470,000
February 29, 1996 to and including May 30, 1996,1,645,000
May 31, 1996 to and including August 30, 1996,1,945,000
August 31, 1996 to and including November 29,
1996,2,245,000
November 30, 1996 to and including February 27,
1997,2,595,000
February 28, 1997 to and including May 30, 1997,3,045,000
May 31, 1997 to and including August 30, 1997,3,620,000
August 31, 1997 to and including November 29,
1997,4,170,000
November 30, 1997 to and including February 27,
1998,4,745,000
February 28, 1998 to and including May 30, 1998,5,595,000
May 31, 1998 to and including August 30, 1998,6,595,000


Prior to August 1, 1998, the Borrowers and the Lender shall negotiate in good faith as to the Book Net Worth that the Borrowers shall be required to maintain for periods after such date, but if the Borrowers and the Lender do not agree, the Lender may designate the required amounts in its sole discretion, and the failure by the Borrowers to maintain the designated amounts shall be a default hereunder.

     Section 6.13. Debt Service Coverage. The Borrower shall, on the last day of each of the periods set forth below, maintain the ratio between (a) the sum of the consolidated interest expense of the Borrowers required to be paid during such period plus net after-tax income plus appreciation, amortization and other non-cash deductions from net income of the Borrowers determined on a consolidated basis, to (b) the sum of interest expense required to be paid by the Borrowers during such period and scheduled payments of principal of the Borrowers in respect of its Debt (other the Debt to the Lender incurred pursuant to Section 2.01(a) of this Agreement), in each case determined in accordance with generally accepted accounting principles for such period, at a ratio that is greater than or equal to the ratio set forth opposite such period:

Period,Ratio
,
Three months ending November 30, 1995,2.20 to 1
Three months ending February 29, 1996,3.50 to 1
Three months ending May 31, 1996,4.50 to 1
Three months ending August 31, 1996,2.40 to 1
Three months ending November 30, 1996,2.50 to 1
Three months ending February 28, 1997,2.90 to 1
Three months ending May 31, 1997,3.20 to 1
Three months ending August 31, 1997,3.20 to 1
Three months ending November 30, 1997,3.50 to 1
Three months ending February 28, 1998,4.50 to 1
Three months ending May 31, 1998,5.30 to 1
Three months ending August 31, 1998,5.20 to 1


     Prior to August 1, 1998, the Borrowers and the Lender shall negotiate in good faith as to the ratios that the Borrowers shall be required to maintain for periods after such date, but if the Borrowers and the Lender do not agree, the Lender may designate the required ratios in its sole discretion, and the failure by the Borrowers to maintain the designated ratios shall be a default hereunder.

     Section 6.14. Interest Coverage. The Borrowers shall, on the last day of each of the periods set forth below, maintain the ratio of (a) the sum of their interest expense required to be paid during such period plus net after-tax income plus depreciation, amortization and other non-cash deductions from income, to (b) interest expense required to be paid during such period, in each case determined in accordance with generally accepted accounting principles on a consolidated basis for such period, at a ratio which is greater than or equal to the ratio set forth opposite such period:

Period,Ratio
,
Three months ending November 30, 1995,2.50 to 1
Three months ending February 29, 1996,4.50 to 1
Three months ending May 31, 1996,5.00 to 1
Three months ending August 31, 1996,5.00 to 1
Three months ending November 30, 1996,5.50 to 1
Three months ending February 28, 1997,6.50 to 1
Three months ending May 31, 1997,7.00 to 1
Three months ending August 31, 1997,7.00 to 1
Three months ending November 30, 1997,8.50 to 1
Three months ending February 28, 1998,11.00 to 1
Three months ending May 31, 1998,13.00 to 1
Three months ending August 31, 1998,13.00 to 1


Prior to August 31, 1998, the Borrowers and the Lender shall negotiate in good faith as to the ratios that the Borrowers shall be required to maintain for periods after such date, but if the Borrowers and the Lender do not agree, the Lender may designate the required ratios in its sole discretion, and the failure by the Borrowers to maintain the designated ratios shall be a default hereunder.

     Section 6.15. Net Income. The Borrowers shall, on the last day of each of the periods set forth below, have after-tax net income, determined in accordance with generally accepted accounting principles on a consolidated basis for such period, but excluding extraordinary gain, which does not exceed the amount set forth opposite such period:

Period,Net Income
,
Three months ending November 30, 1995,$ 40,000
Three months ending February 29, 1996,175,000
Three months ending May 31, 1996,300,000
Three months ending August 31, 1996,300,000
Three months ending November 30, 1996,350,000
Three months ending February 28, 1997,450,000
Three months ending May 31, 1997,575,000
Three months ending August 31, 1997,550,000
Three months ending November 30, 1997,575,000
Three months ending February 28, 1998,850,000
Three months ending May 31, 1998,1,000,000
Three months ending August 31, 1998,1,000,000


Prior to August 31, 1998, the Borrowers and the Lender shall negotiate in good faith as to the net income that the Borrowers shall be required to maintain for periods after such date, but if the Borrowers and the Lender do not agree, the Lender may designate the required amounts in its sole discretion, and the failure by the Borrowers to maintain the designated amounts shall be a default hereunder.

                             ARTICLE VII

                         NEGATIVE COVENANTS

     So long as any Note shall remain unpaid or any Credit Facility shall remain outstanding, the Borrowers jointly and severally agree that, without the prior written consent of the Lender:

     Section 7.01. Liens. Neither Borrower will create, incur or suffer to exist any mortgage, deed of trust, pledge, lien, security interest, assignment or transfer upon or of any of its assets, now owned or hereafter acquired, to secure any indebtedness: excluding, however, from the operation of the foregoing:

          (a) Mortgages, deeds of trust, pledges, liens, security interests and assignments in existence on the date hereof and listed in Exhibit C hereto, securing indebtedness for borrowed money permitted under
     Section 7.02 hereof;

          (b)  the Security Interests;

          (c)  junior security interests in favor of Norwest; and

          (d) purchase money security interests relating to the acquisition of machinery and equipment of the Borrower so long as the Borrower is in, and maintains, compliance with every other provision of this Agreement.

     Section 7.02. Indebtedness. Neither Borrower will incur, create, assume or permit to exist any indebtedness or liability on account of deposits or advances or any indebtedness for borrowed money, or any other indebtedness or liability evidenced by notes, bonds, debentures or similar obligations, except:

          (a)  indebtedness arising hereunder;

          (b) indebtedness of such Borrower in existence on the date hereof and listed in Exhibit C hereto;

          (c)  indebtedness relating to liens permitted in accordance with
     Section 7.01(c) hereof;

          (d)  indebtedness of Golden to QCP permitted in accordance with
     Section 7.04; and

          (e)  Debt payable to Norwest.

     Section 7.03. Guaranties. Neither Borrower will assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any obligations of any other Person, except:

          (a) the endorsement of negotiable instruments by such Borrower for deposit or collection or similar transactions in the ordinary course of business; and

          (b) guaranties, endorsements and other direct or contingent liabilities in connection with the obligations of other Persons in existence on the date hereof and listed in Exhibit C hereto and the guaranty by QCP of Golden's Obligations to the Lender.

     Section 7.04.  Investments and Subsidiaries.

          (a) Neither Borrower will purchase hold beneficially any stock or other securities or evidences of indebtedness of, make or permit exist any
     loans or advances to, or make any investment or acquire any interest whatsoever any other Person, including specifically, but without limitation, any partnership or joint venture, except:

                        (i)   investments in direct obligations of the United
States
          of America or any agency or instrumentality thereof whose obligations constitute full faith and credit obligations of the United States of America having a maturity of one year or less, commercial paper issued by U.S. corporations rated "A-1" or "A-2" by Standard & Poors Corporation or "P-1" or "P-2" by Moody's Investors Service or certificates of deposit or bankers' acceptances having a maturity of one year or less issued by members of the Federal Reserve System having deposits in excess of $100,000,000 (which certificates of deposit or bankers' acceptances are fully insured by the Federal Deposit Insurance Corporation);

                       (ii) travel advances or loans to officers and employees of such Borrower not exceeding at any one time an aggregate of $5,000;

                      (iii) advances in the form of progress payments, prepaid rent or security deposits;

                       (iv)   investments by Golden in QCP; and

                        (v)   loans or advances made by QCP to Golden
thereafter
          provided that immediately after such loan or advances is made (A) QCP the Tangible Net Worth is greater than zero, and (B) the QCP Borrowing Base exceeds the outstanding principal balance of the QCP Revolving Note by at least $200,000.

          (b) Neither Borrower will create or permit to exist any Subsidiary, other than any Subsidiary in existence on the date hereof and listed in Exhibit B hereto.

     Section 7.05. Dividends. Golden will not declare or pay any dividends (other than dividends payable solely in stock of Golden) on any class of its stock or make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereof, either directly or indirectly; provided, however, that Golden may redeem up to $90,000 of its capital stock provided that no Default or Event of Default will exist immediately thereafter, and provided further that immediately thereafter, (a) the sum of the Golden Borrowing Base and the QCP Borrowing Base exceeds the sum of the outstanding principal balance of the Golden Revolving Note and the QCP Revolving Note by at least $200,000, and (b) the average difference between (i) sum of the Golden Borrowing Base and the QCP Borrowing Base, and (ii) the outstanding principal balances of the Golden Revolving Note and the QCP Revolving Note during the 30 days immediately preceding the date of such prepayment was at least $200,000. QCP will not declare or pay any dividends (other than dividends payable solely in stock of QCP) on any class of its stock or make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereof, either directly or indirectly, except that QCP may declare and pay dividends on its capital stock held by Golden provided that immediately after such dividend is paid (A) the QCP Tangible Net Worth is greater than zero, and
(B) the QCP Borrowing Base exceeds the outstanding principal balance of the QCP
Revolving Note by at least $200,000.

     Section 7.06. Sale or Transfer of Assets; Suspension of Business Operations. Neither Borrower will sell, lease, assign, transfer or otherwise dispose of (a) the stock of any Subsidiary, (b) all or a substantial part of its assets, or (c) any Collateral or any interest therein (whether in one transaction or in a series of transactions) to any other Person other than the sale of Inventory in the ordinary course of business and will not liquidate, dissolve or suspend business operations. Neither Borrower will in any manner transfer any property without prior or present receipt of full and adequate consideration.

     Section 7.07. Consolidation and Merger; Asset Acquisitions. Neither Borrower will consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all the assets of any other Person.

     Section 7.08. Sale and Leaseback. Neither Borrower will enter into any arrangement, directly or indirectly, with any other Person whereby such Borrower shall sell or transfer any real or personal property, whether now owned or hereafter acquired, and then or thereafter rent or lease as lessee such property or any part thereof or any other property which such Borrower intends to use for substantially the same purpose or purposes as the property being sold or transferred.

     Section 7.09. Restrictions on Nature of Business. Neither Borrower will engage in any line of business materially different from that presently engaged in by such Borrower and will not purchase, lease or otherwise acquire assets not related to its business.

     Section 7.10. Capital Expenditures. The Borrowers will not expend or contract to expend more than $250,000 in the aggregate for both Borrowers during the period from the date hereof to and including December 31, 1995, of which any amount in excess of $100,000 must be financed with third parties, or more than
$100,000 in the aggregate for both Borrowers during any calendar year thereafter for the lease or purchase of any other asset, whether payable currently or in the future.

     Section 7.11. Accounting. Neither Borrower will adopt any material change in accounting principles other than as required by generally accepted accounting principles. Neither Borrower will adopt, permit or consent to any change in its fiscal year.

     Section 7.12. Discounts, etc. Neither Borrower will, after notice from the Lender, grant any discount, credit or allowance to any customer of such Borrower or accept any return of goods sold, or at any time (whether before after notice from the Lender) modify, amend, subordinate, cancel or terminate the obligation of any account debtor or other obligor of such Borrower.

     Section 7.13. Defined Benefit Pension Plans. Neither Borrower will adopt, create, assume or become a party to any defined benefit pension plan, unless disclosed to the Lender pursuant to Section 5.10 hereof.

     Section 7.14. Other Defaults. Neither Borrower will permit any breach, default or event of default to occur under any note, loan agreement, indenture, lease, mortgage, contract for deed, security agreement or other contractual obligation binding upon such Borrower.

     Section 7.15. Place of Business; Name. Neither Borrower will transfer its chief executive office or principal place of business, or move, relocate, close or sell any business location. Neither Borrower will permit any tangible
Collateral or any records pertaining to the Collateral to be located in any state or area in which, in the event of such location, a financing statement covering such Collateral would be required to be, but has not in fact been, filed in order to perfect the Security Interests. Neither Borrower will change its name.

     Section 7.16. Organizational Documents. Neither Borrower will amend its certificate of incorporation, articles of incorporation or bylaws.

     Section 7.17. Salaries. Neither Borrower will pay excessive or unreasonable salaries, bonuses, commissions, consultant fees or other compensation; or increase the salary, bonus, commissions, consultant fees or other compensation of any director, officer or consultant, or any member of their families, by more than 10% in any one year, either individually or for all such persons in the aggregate, or pay any such increase from any source other than profits earned in the year of payment.

                            ARTICLE VIII

               EVENTS OF DEFAULT, RIGHTS AND REMEDIES

     Section 8.01. Events of Default. "Event of Default," wherever used herein, means any one of the following events:

          (a) Default in the payment of any interest on or principal of any Note when it becomes due and payable; or

          (b) Default in the payment of any fees, commissions, costs or expenses required to be paid by either Borrower under this Agreement; or

          (c) Default in the performance, or breach, of any covenant or agreement of either Borrower contained in this Agreement and the continuance thereof for a period of 15 days after receipt of notice of such default from the Lender; or

          (d) Either Borrower shall be or become insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors; or either Borrower shall apply for or consent to the appointment of any receiver, trustee, or similar officer for it for all or any substantial pan of its property; or such receiver, trustee or similar officer shall be appointed without the application or consent of either Borrower; or either Borrower shall institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt,
     dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted (by petition, application or otherwise) against either Borrower; or any judgment, writ, warrant of attachment, garnishment or execution or similar
     process shall be issued or levied against a substantial part of the property of either Borrower; or

          (e) A petition shall be filed by or against either Borrower under the United States Bankruptcy Code naming such Borrower as debtor; or

          (f) Any representation or warranty made by either Borrower in this Agreement, or by either (or any of its officers) in any agreement, certificate, instrument or financial statement or other statement contemplated by or made or delivered pursuant to or in connection with this Agreement shall prove to have been incorrect in any material respect when deemed to be effective; or

          (g) The rendering against either Borrower of a final judgment, decree or order for the payment of money in excess of $25,000 and the continuance of such judgment, decree or order unsatisfied and in effect for any period of 30 consecutive days without a stay of execution; or

          (h) A default under any bond, debenture, note or other evidence of indebtedness of either Borrower owed to any Person other than the Lender, or under any indenture or other instrument under which any such evidence of indebtedness has been issued or by which it is governed, or under any lease of any of the Premises, and the expiration of the applicable period of grace, if any, specified in such evidence of indebtedness, indenture, other instrument or lease; or

          (i) Any Reportable Event, which the Lender determines in good aith might constitute grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer any Plan, shall have occurred and be continuing 30 days after written notice to such effect shall have been given to either Borrower by the Lender; or a trustee shall have been appointed by an appropriate United States District Court to administer any Plan; or the Pension Benefit Guaranty Corporation shall have instituted proceedings to terminate any Plan or to appoint a trustee to administer any Plan; or either Borrower shall have filed for a distress termination of any Plan under Title IV of ERISA; or either Borrower shall have failed to make any quarterly contribution required with respect to any Plan under
     Section 412(m) of the Internal Revenue Code of 1986, as amended, which the
     Lender determines in good faith may by itself, or in combination with any such failures that the Lender may determine are likely to occur in the future, result in the imposition of a lien on the assets of either Borrower in favor of the Plan; or

          (j) An event of default shall occur under any Loan Document or under any other security agreement, mortgage, deed of trust, assignment
or
     other instrument or agreement securing any obligations of either Borrower hereunder or under any note; or

          (k) Either Borrower shall liquidate, dissolve, terminate or suspend its business operations or otherwise fail to operate its business in the ordinary course, or sell all or substantially all of its assets, without the prior written consent of the Lender; or

          (l) Either Borrower shall fail to pay, withhold, collect or remit any tax or tax deficiency when assessed or due (other than any tax deficiency which is being contested in good faith and by proper proceedings and for which it shall have set aside on its books adequate reserves therefor) or notice of any state or federal tax liens shall be filed or issued; or

          (m) Default in the payment of any amount owed by either Borrower to the Lender other than any indebtedness arising hereunder and the expiration of the applicable grace period, if any, with respect thereto; or

          (n) Any breach, default or event of default by or attributable to any Affiliate under any agreement between such Affiliate and the Lender and the expiration of the applicable grace period, if any, with respect thereto; or

          (o) An "event of default" shall occur under the Norwest Credit Agreement.

     Section 8.02. Rights and Remedies. Upon the occurrence of an Event of Default or at any time thereafter, the Lender may exercise any or all of the following rights and remedies:

          (a) The Lender may, by notice to the Borrowers, declare the Credit Facility to be terminated, whereupon the same shall forthwith terminate.

          (b) The Lender may, by notice to the Borrowers, declare to be forthwith due and payable the entire unpaid principal amount of the Notes then outstanding, all interest accrued and unpaid thereon, all amounts payable under this Agreement and any other Obligations, whereupon such Notes, all such accrued interest and all such amounts and Obligations shall become and be forthwith due and payable, without presentment, notice
     of dishonor, protest or further notice of any kind, all of which are hereby expressly waived by the Borrowers;

          (c) The Lender may, without notice to the Borrowers and without further action, apply any and all money owing by the Lender to either Borrower to the payment of the Advances, including interest accrued thereon, and of all other sums then owing by the Borrowers hereunder;

          (d) The Lender may, exercise and enforce any and all rights and remedies available upon default to a secured party under the UCC, including, without limitation, the right to take possession of
Collateral,
     or any evidence thereof, proceeding without judicial process or by judicial process (without a prior hearing or notice thereof, which the Borrowers hereby expressly waive) and the right to sell, lease or otherwise dispose of any or all of the Collateral, and, in connection therewith, the Borrowers will on demand assemble the Collateral and make it available to the Lender at a place to be designated by the Lender which
     is reasonably convenient to both parties;

          (e) The Lender may exercise and enforce its rights and remedies under the Loan Documents; and

          (f) The Lender may exercise any other rights and remedies available to it by law or agreement.

Notwithstanding the foregoing, upon the occurrence of an Event of Default described in Section 8.01(e) hereof, the entire unpaid principal amount of the Note, all interest accrued and thereon, all other amounts payable under this Agreement and any other Obligations shall be immediately due and payable automatically without presentment, demand, protest or notice of any kind.

     Section 8.03. Certain Notices. If notice to either Borrower of any intended disposition of Collateral or any other intended action is required by law in a particular instance, notice shall be deemed commercially reasonable if given (in the manner specified in Section 9.03) at least ten calendar days prior to the date of intended disposition or other action.

                             ARTICLE IX

                            MISCELLANEOUS

     Section 9.01. No Waiver; Cumulative Remedies. No failure or delay on the part of the Lender in exercising any right, power or remedy under the Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy under the Loan Documents. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

     Section 9.02. Amendments, Etc. No amendment, modification, termination or waiver of any provision of any Loan Document or consent to any departure by the Borrowers therefrom or any release of a Security Interest shall be effective unless the same shall be in writing and signed by the Lender, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on a Borrowers in any case shall entitle either Borrower to any other or further notice or demand in similar or other circumstances.

     Section 9.03. Addresses for Notices, Etc. Except as otherwise expressly provided herein, all notices, requests, demands and other communications provided for under the Loan Documents shall be in writing and shall be (a) personally delivered, (b) sent by first class United States mail, (c) sent by overnight courier of national reputation, or (d) transmitted by telecopy, in each case addressed to the party to whom notice is being given at its address as set forth below and, if telecopied, transmitted to that party at its telecopier number set forth below:

     If to the Borrowers:          Golden Pharmaceuticals, Inc.
                              1313 Washington Avenue
                              Golden, Colorado 80401
                              Telecopier: (303) 279-4390
                              Attention: Charles Drummond

                              Quality Care Pharmaceuticals, Inc.
                              c/o Golden Pharmaceuticals, Inc.
                              1313 Washington Avenue
                              Golden, Colorado 80401
                              Telecopier: (303) 279-4390
                              Attention: Charles Drummond

     If to the Lender:             Norwest Credit, Inc.
                              1740 Broadway
                              Denver, Colorado 80274-8625
                              Telecopier: (303) 863-4904
                              Attention: Pam Kempel

or, as to each party, at such other address or telecopier number as may hereafter be designated by such party in a written notice to the other party complying as to delivery with the terms of this Section. All such notices, requests, demands and other communications shall be deemed to have been given on
(a) the date received if personally delivered, (b) when deposited in the mail if delivered by mail, or (c) the date sent if sent by overnight courier, or (d) the date of transmission if delivered by telecopy.

     Section 9.04. Financing Statement. A carbon, photographic or other reproduction of this Agreement or of any financing statements signed by the Borrowers is sufficient as a financing statement and may be filed as a financing statement in any state to perfect the security interests granted hereby. For this purpose, the following information is set forth:

     Name and address of Debtors:  Golden Pharmaceuticals, Inc.
                              1313 Washington Avenue
                              Golden, Colorado 80401
                              Federal Tax Identification No. 84-0645174

                              Quality Care Pharmaceuticals, Inc.
                              17911 Sampson Lane
                              Huntington Beach, California 92674
                              Federal Tax Identification No. 33-0576246

     Name and address of Secured Party: Norwest Credit, Inc.
                                   1740 Broadway
                                   Denver, Colorado 80274-8625

     Section 9.05. Further Documents. The Borrowers will from time to time execute and deliver or endorse any and all instruments, documents, conveyances, assignments, security agreements, financing statements and other agreements and writings that the Lender may reasonably request in order to secure, protect, perfect or enforce the Security Interests or the rights of the Lender under this
Agreement (but any failure to request or assure that any Borrower executes, delivers or endorses any such item shall not affect or impair the validity, sufficiency or enforceability of this Agreement and the Security Interests, regardless of whether any such item was or was not executed, delivered or endorsed in a similar context or on a prior occasion).

     Section 9.06. Collateral. This Agreement does not contemplate a sale of accounts, contract rights or chattel paper, and, as provided by law, the Borrowers are entitled to any surplus and shall remain liable for any deficiency. The Lender's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if it exercises reasonable care in physically keeping such Collateral, or in the case of Collateral in the custody or possession of a bailee or other third person, exercises reasonable care in the selection of the bailee or other third person, and the Lender need not otherwise preserve, protect, insure or care for any Collateral. The Lender shall not be obligated to preserve any rights the Borrowers may have against prior parties, to realize on the Collateral at all or in any particular manner or order or to apply any cash proceeds of the Collateral in any particular order of application.

     Section 9.07. Costs and Expenses. The Borrowers jointly and severally agree to pay on demand all costs and expenses, including (without limitation) attorneys' fees, incurred by the Lender in connection with the Obligations, this
Agreement, the Loan Documents and any other document or agreement related hereto or thereto, and the transactions contemplated hereby, including without limitation all such costs, expenses and fees incurred in connection with the negotiation, preparation, execution, amendment, administration, performance, collection and enforcement of the Obligations and all such documents and agreements and the creation, perfection, protection, satisfaction, foreclosure or enforcement of the Security Interests.

     Section 9.08.  Indemnity.  In addition to the payment of expenses pursuant
to Section 9.07 hereof and the environmental indemnity pursuant to Section
6.04
hereof, the Borrowers jointly and severally agree to indemnify, defend and hold harmless the Lender, and any of its participants, parent corporations, subsidiary corporations, affiliated corporations, successor corporations, and all present and future officers, directors, employees and agents of the foregoing (the "Indemnitees"), from and against (a) any and all transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement and the other Loan Documents or the making of the Advance, and (b) any and all liabilities, losses, damages, penalties, judgments, suits, claims, costs and expenses of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of counsel) in connection with any investigative, administrative or judicial proceedings, whether or not such Indemnitee shall be designated a party thereto, which may be imposed on, incurred by or asserted against such Indemnitee, in any manner relating to or arising out of or in connection with the making of the Advance, this Agreement and all other Loan Documents or the use or intended use of the proceeds of the Advance (the "Indemnified Liabilities"). If any investigative, judicial or administrative proceeding arising from any of the foregoing is brought against any Indemnitee, upon request of such Indemnitee, the Borrowers, or counsel designated by the Borrowers and satisfactory to the Indemnitee, will resist and defend such action, suit or proceeding to the extent and in the manner directed by the Indemnitee, at the Borrowers' sole cost and expense. Each Indemnitee will use its best efforts to cooperate in the defense of any such action, suit or proceeding. If the foregoing undertaking to indemnify, defend and hold harmless may be held to be unenforceable because it violates any law or public policy, the Borrowers shall nevertheless make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law, The obligation of the Borrowers under this Section 9.08 shall survive the termination of this Agreement and the discharge of the Borrowers' other Obligations.

     Section 9.09. Participants. The Lender and its participants, if any, are not partners or joint venturers, and the Lender shall not have any liability or responsibility for any obligation, act or omission of any of its participants. All rights and powers specifically conferred upon the Lender may be transferred or delegated to any of the participants, successors or assigns of the Lender.

     Section 9.10. Execution in Counterparts. This Agreement and other Loan Documents may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

     Section 9.11. Binding Effect; Assignment; Complete Agreement. The Loan Documents shall be binding upon and inure to the benefit of the Borrowers and the Lender and their respective successors and assigns, except that neither Borrower shall have the right to assign its rights thereunder or any interest therein without the prior written consent of the Lender. This Agreement, together with the Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and supersedes all prior agreements, written or oral, on the subject matter hereof.

     Section 9.12. Governing Law; Jurisdiction, Venue; Waiver of Jury Trial. The Loan Documents shall be governed by and construed in accordance with the substantive laws (other than conflict laws) of the State of Colorado. Each party consents to the personal jurisdiction of the state and federal courts located in the State of Colorado in connection with any controversy related to this Agreement, waives any argument that venue in any such forum is not convenient and agrees that any litigation initiated by any of them in connection with this Agreement shall be venued in either the District Court of the City and
County of Denver, Colorado, or the United States District Court, District of Colorado. The parties waive any right to trial by jury, in any action or proceeding based on or pertaining to this Agreement.

     Section 9.13. Severability of Provisions. Any provision of this Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

     Section 9.14. Headings. Article and Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.
IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first above written.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:


                              QUALITY CARE PHARMACEUTICALS. INC.


                              By
                              Name:
                              Title:


                              NORWEST CREDIT, INC.


                    By
                              Name:
                              Title:
                        EXHIBIT A-1 to Credit and Security Agreement

                           REVOLVING NOTE


$2,500,000                                          Denver, Colorado
                                                    August ___, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation, (the "Borrower"), hereby promises to pay on July 31, 2000, to the order of Norwest Credit, Inc. (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Two Million and Five Hundred Thousand and No/100 Dollars ($2,500,000), or, if less, the aggregate unpaid principal amount of all advances made by the Lender to he Borrower hereunder, together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security Agreement of even date herewith (the "Credit Agreement") by and between the Lender, the Borrower and Quality Care Pharmaceuticals, Inc. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Golden Revolving Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:                                EXHIBIT
A-2 to Credit and Security Agreement

                           REVOLVING NOTE


$2,500,000                                          Denver, Colorado
                                                    August ___, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation, and QUALITY CARE PHARMACEUTICALS, INC., a California corporation (the "Borrowers"), hereby jointly and severally promise to pay on July 31, 2000, to the order of Norwest Credit, Inc., a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United
States of America and in immediately available funds, the principal sum of Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) or, if less, the aggregate unpaid principal amount of all advances made by the Lender to the Borrowers hereunder, together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security
Agreement of even date herewith (the "Credit Agreement") by and between the Lender and the Borrowers. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the QCP Revolving Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrowers hereby jointly and severally agree to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.
     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:


                              QUALITY CARE PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:
                        EXHIBIT A-3 to Credit and Security Agreement

                           REVOLVING NOTE


$400,000                                            Denver, Colorado
                                                    August ___, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation (the "Borrower"), hereby promises to pay to the order of Norwest Credit, Inc., Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Four Hundred Thousand and No/100 Dollars ($400,000) together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security Agreement of even date herewith (the "Credit Agreement") by and between the Lender, the Borrower and Quality Care Pharmaceuticals, Inc. The principal hereof shall be payable in equal monthly installments of $6,667.00 each, commencing on September 1, 1995, and continuing on the first day of each month thereafter until August 1, 2000, when the principal balance hereof shall be due and payable in full. Interest accruing thereon shall be due and payable on the last day of each month and on maturity or earlier payment in full.
This
Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Term Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.
     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:
                          EXHIBIT B to Credit and Security Agreement


                                Names

                    Golden:   Golden Pharmaceuticals, Inc.
                              Benedict Nuclear Pharmaceuticals, Inc.

                    QCP:      Quality Care Pharmaceuticals, Inc.


         Chief Executive Office/Principal Place of Business

                    Golden:   1313 Washington Avenue
                              Golden, Colorado  80401

                              710 14th Street
                              Golden, Colorado  80401

                    QCP:      17911 Sampson Lane
                              Huntington Beach, California  92674


               Other Inventory and Equipment Locations

                                None


                            Subsidiaries

     QCP and Golden Research Corporation are wholly owned subsidiaries of Golden
                          EXHIBIT C to Credit and Security Agreement


            Permitted Liens, Indebtedness and Guaranties




                                Liens

                    Golden:   None

                    QCP:      Equipment Lease in favor of JLA Credit
                              Corporation


                            Indebtedness

                    Golden:   None

                    QCP: Equipment Lease in favor of JLA Credit Corporation (Original Purchase Price $203,425)


                             Guaranties

                                None

                          EXHIBIT D to Credit and Security Agreement

                       COMPLIANCE CERTIFICATE


     In accordance with our Credit and Security Agreement dated as of August ___, 1995 (the "Credit Agreement"), attached are the financial statements of ___________________ (the "Borrower") as of and for the month and year-to-date period ended _______________ ___, 199__ (the "Current Financials").

     I certify that the Current Financials have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the pro forma financial statements referred to in Section 5.05 of the Credit Agreement, subject to year-end audit adjustments.

Defaults and Events of Default (check one)

          I have no knowledge of the occurrence of any Default or Event of Default under the Credit Agreement which has not previously been reported to you and remedied.

          Attached is a detailed description of all Defaults and Events of Default of which I have knowledge and which have not previously been reported to you and remedied.

     For the date and periods covered by the Current Financials, the Borrower is in compliance with the covenants set forth in Sections 6.12 through 6.15 and
7.10 of the Credit Agreement, except as indicated below. The calculations made to determine compliance are as follows:

Covenant,Actual,Requirement
,,
6.12),,
6.13),,
6.14),,
6.15),,
7.10),,


                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:


                              QUALITY CARE PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:
                          EXHIBIT E to Credit and Security Agreement

PREMISES


     The Premises referred to in the Credit and Security Agreement are described as follows:

                    Golden:   1313 Washington Avenue
                              Golden, Colorado  80401

                              710 14th Street
                              Golden, Colorado  80401

                    QCP:      17911 Sampson Lane
                              Huntington Beach, California  92674
                            Exhibit 10.12

         Credit and Security Agreement dated August 7, 1995 among the Company and Norwest Bank Minnesota, National Association

                    CREDIT AND SECURITY AGREEMENT
                     Dated as of August 7, 1995

     GOLDEN PHARMACEUTICALS, INC., a Colorado corporation (the "Borrower"), and
NORWEST BANK MINNESOTA, NATIONAL ASSOCIATION (the "Lender"), hereby agree as follows:

                              ARTICLE I

                             Definitions

     Section 1.1 Definitions. For all purposes of this Agreement, except as otherwise expressly provided or unless the context otherwise requires:

          (a) the terms defined in this Article have the meanings assigned to them in this Article, and include the plural as well as the singular; and

          (b) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with generally accepted accounting
     principles.

     "Acquisition" means the acquisition by the Borrower of 100% of the issued and outstanding capital stock of QCP on the terms set out in the Stock Purchase
Agreement dated June 7, 1995 among the Borrower, QCP and the shareholders of QCP.

     "Advance" means an advance to the Borrower by the Lender under the Credit Facility.

     "Affiliate" or "Affiliates" means any Person controlled by, controlling or under common control with the Borrower, including (without limitation) any Subsidiary of the Borrower. For purposes of this definition, "control," when used with respect to any specified Person, means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise.

     "Agreement" means this Credit and Security Agreement.

     "Banking Day" means a day other than a Saturday on which banks are generally open for business in Denver, Colorado and Minneapolis, Minnesota.

     "Base Rate" means the rate of interest publicly announced from time to time by the Lender as its "base rate" or, if the Lender ceases to announce a rate so designated, any similar successor rate designated by the Lender.

     "Book Net Worth" means the difference between:

          (a) the consolidated assets of the Borrower and QCP determined in accordance with generally accepted accounting principles after deducting adequate reserves in each case where, in accordance with generally accepted accounting principles, a reserve is proper, and

          (b)  all Debt of the Borrower and QCP.

     "Collateral" means all of the Equipment, General Intangibles, Inventory and Receivables, together with all substitutions and replacements for and products of any of the foregoing Collateral and together with proceeds of any and all of the foregoing collateral and, in the case of all tangible Collateral, together with all accessions and together with (i) all accessories, attachments, parts, equipment and repairs now or hereafter attached or affixed to or used in connection with any such goods, and (ii) all warehouse receipts, bills of lading and other documents of title now or hereafter covering such goods.

     "Collateral Account" has the meaning specified in Section 6.10(b) hereof.

     "Credit Facility" means the credit facility being made available to the Borrower by the Lender pursuant to Article II hereof.

     "Current Interest" has the meaning set forth in Section 2.3(a) hereof.

     "Debt" of a Person means (i) all items of indebtedness or liability which in accordance with generally accepted accounting principles would be included in determining total liabilities as shown on the liabilities side of a balance sheet of such Person as at the date as of which Debt is to be determined, (ii) indebtedness secured by any mortgage, pledge, lien or security interest existing on property owned by such Person, whether or not the indebtedness secured thereby shall have been assumed.

     "Deed of Trust" means the Second Combination Deed of Trust, Security Agreement and Fixture Financing Statement of even date herewith from the Borrower to the Lender.

     "Default" means an event that, with giving of notice or passage of time or both, would constitute an Event of Default.

     "Environmental Laws" has the meaning specified in Section 5.12 hereof.

     "Equipment" means all of the Borrower's equipment, as such term is defined in the UCC, whether now owned or hereafter acquired, including but not limited to all present and future machinery, vehicles, furniture, fixtures, manufacturing equipment, shop equipment, office and recordkeeping equipment, parts, tools, supplies, and including specifically (without limitation) the goods described in any equipment schedule or list herewith or hereafter furnished to the Lender by the Borrower.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

     "Event of Default" has the meaning specified in Section 8.1 hereof.

     "General Intangibles" means all of the Borrower's general intangibles, as such term is defined in the UCC, whether now owned or hereafter acquired, including (without limitation) all present and future patents, patent applications, FDA approvals, applications and registrations, copyrights, trademarks, trade names, trade secrets, customer or supplier lists and contracts, manuals, operating instructions, permits, licenses, franchises, the right to use the Borrower's name, and the goodwill of the Borrower's business.

     "Intercreditor Agreement" means the Intercreditor Agreement of even date herewith between the Lender and NCI.

     "Inventory" means all of the Borrower's inventory, as such term is defined in the UCC, whether now owned or hereafter acquired, whether consisting of whole goods, spare parts or components, supplies or materials, whether acquired, held or furnished for sale, for lease or under service contracts or for manufacture or processing, and wherever located.

     "Loan Documents" means this Agreement, the Note, the Deed of Trust and the
Collateral Pledge Agreement.

     "NCI" means Norwest Credit, Inc., a Minnesota corporation.

     "NCI Credit Agreement" means the Credit and Security Agreement of even date herewith between the Borrower and NCI.

     "Note" means the Promissory Note of the Borrower payable to the order of the Lender in substantially the form of Exhibit A.

     "Obligations" has the meaning specified in Section 3.1 hereof.

     "Person" means any individual, corporation, partnership, joint venture, limited liability company, association, joint stock company, trust, unincorporated organization or government or any agency or political subdivision thereof.

     "Plan" means an employee benefit plan or other plan maintained for employees of the Borrower and covered by Title IV of ERISA.

     "Premises" means all premises where the Borrower conducts its business and has any rights of possession, including (without limitation) the premises legally described in Exhibit E attached hereto.

     "QCP" means Quality Care Pharmaceuticals, Inc., a California corporation.

     "Receivables" means each and every right of the Borrower to the payment of money, whether such right to payment now exists or hereafter arises, whether such right to payment arises out of a sale, lease or other disposition of goods or other property, out of a rendering of services, out of a loan, out of the overpayment of taxes or other liabilities, or otherwise arises under any contract or agreement, whether such right to payment is created, generated or earned by the Borrower or by some other person who subsequently transfers such person's interest to the Borrower, whether such right to payment is or is not already earned by performance, and howsoever such right to payment may be evidenced, together with all other rights and interests (including all liens and security interests) which the Borrower may at any time have by law or agreement against any account debtor or other obligor obligated to make any such payment or against any property of such account debtor or other obligor; all including but not limited to all present and future accounts, contract rights, loans and obligations receivable, chattel papers, bonds, notes and other debt instruments, tax refunds and rights to payment in the nature of general intangibles.

     "Reportable Event" shall have the meaning assigned to that term in Title IV of ERISA.

     "Security Interest" has the meaning specified in Section 3.1 hereof.

     "Subsidiary" means any corporation of which more than 50% of the outstanding shares of capital stock having general voting power under ordinary circumstances to elect a majority of the board of directors of such corporation, irrespective of whether or not at the time stock of any other class or classes shall have or might have voting power by reason of the happening of any contingency, is at the time directly or indirectly owned by the Borrower, by the
Borrower and one or more other Subsidiaries, or by one or more other
Subsidiaries.

     "UCC" means the Uniform Commercial Code as in effect from time to time in the state designated in Section 9.12 hereof as the state whose laws shall govern this Agreement, or in any other state whose laws are held to govern this Agreement or any portion hereof.

                             ARTICLE II

               Amount and Terms of the Credit Facility

     Section 2.1 Advance. The Lender agrees, on the terms and subject to the conditions herein set forth, to make a single Advance to the Borrower on the later of the date hereof or the date on which the conditions precedent therefor contained in Article IV hereof are satisfied in the amount of $4,000,000, which
Advance shah be secured by the Collateral as provided in Article III hereof. Upon fulfillment of the applicable conditions set forth in Article IV hereof, the Lender shall disburse the proceeds of the Advance by crediting the same to the Borrower's demand deposit account maintained with Norwest Bank Colorado, N.A. unless the Lender and the Borrower shall agree in writing to another manner of disbursement. The Credit Facility made available pursuant to this Section 2.1(a) is not a revolving facility. The Lender acknowledges that a portion of the Advance will be held by First Interstate Bank of California, N.A., in an escrow account and will be released to the shareholders of QCP upon delivery by such shareholders of their share certificates to Kutak Rock. The Lender agrees to cooperate with such bank in authorizing the release of such funds upon delivery of such original share certificates.

     Section 2.2 Note. The Advance made by the Lender under Section 2.1(a) hereof shall be evidenced by and be repayable with interest in accordance with the Note. The principal of the Note shall be payable in 16 equal quarterly installments of $125,000 each, commencing on August 1, 1996 and continuing on the first day of each November, February, May and August thereafter until August
1, 2000, or the earlier acceleration by the Lender pursuant to Section 8.2 hereof, when the principal balance remaining unpaid shall be due and payable in full. The Note shall bear interest as provided herein.

     Section 2.3  Interest.

          (a) The principal of the Note outstanding from time to time during any month shall bear interest payable currently ("Current Interest") computed on the basis of actual days elapsed in a 360-day year at an annual rate equal to the sum of the Base Rate plus 3.0%, which rate shall change when and as the Base Rate changes. The Current Interest accruing each month shall be payable on the last day of such month or upon
     final maturity of the Note (whether in accordance with the terms thereof or as a result of acceleration of the maturity thereof) and upon earlier payment of the Note in full.

          (b)  In addition to the interest payable pursuant to Section
     2.3(a), the Borrower shall pay contingent interest ("Contingent
Interest")
     in an mount equal to 10% of the total consolidated company value of the Borrower and its Subsidiaries. The Contingent Interest shall be determined as of, and shall be due and payable on the date of the final maturity of the Note (whether in accordance with the terms thereof or as
a
     result of acceleration thereof) and upon earlier payment of the Note in full. As used in this Section, the "total consolidated company value" shall mean the product between the total number of issued and outstanding shares of common stock of the Borrower determined on a fully diluted basis
     is to reflect the conversion of all securities of the Borrower which are convertible into common stock and the exercise of all warrants, stock options and similar rights to purchase common stock of the Borrower to the
     extent exercisable for consideration below the market value of the common stock of the Borrower multiplied by the average midpoint between the bid and ask price for the common stock of the Borrower during the 30 days immediately before the due date of the Contingent Interest payment as quoted by the NASD. If no Default or Event of Default then exists, and the Borrower prepays the Note in full prior to August 1, 1998, the Contingent Interest shall not exceed $2,150,000.

     Section 2.4 Voluntary Prepayment. The Borrower may, in its discretion, prepay the Note in whole or from time to time in part, to the extent, but only to the extent permitted the Intercreditor Agreement. All prepayments of the Note in part shall be made in the amount of $100,000 or an integral multiple thereof and any prepayment of the Note in full shall include accrued and unpaid
Current Interest and Deferred Interest.

     Section 2.5 Payment. All payments of principal of and interest on the Note shall be made to the Lender in immediately available funds.

     Section 2.6 Payment on Non-Banking Days. Whenever any payment to be made hereunder shall be stated to be due on a day which is not a Banking Day, such payment may be made on the next succeeding Banking Day, and such extension of time shall in such case be in included in the computation of interest on the Note or the fees hereunder, as the case may be.

     Section 2.7 Liability Records. The Lender may maintain from time to time, at its discretion, liability records as to any and all advances made or repaid and interest accrued or paid under this Agreement. All entries made on any such record shall be presumed correct until the Borrower establishes the contrary. On demand by the Lender, the Borrower will admit and certify in writing the exact principal balance that the Borrower then asserts to be outstanding to the Lender under this Agreement. In the absence of manifest error, any billing statement or accounting rendered by the Lender shall be conclusive and fully binding on the Borrower unless specific written notice of exception is given to the Lender by the Borrower within 30 days after its receipt by the Borrower.

     Section 2.8 Setoff. The Borrower agrees that the Lender may at any time or from time to time, at its sole discretion and without demand and without notice to anyone, setoff any liability owed to the Borrower by the Lender, whether or not due against any indebtedness owed to the Lender by the Borrower (for the Advance or for any other transaction or event), whether or not due. In addition, each other Person holding a participating interest in the Note shall have the right to appropriate or setoff any deposit or other liability then owed by such Person to the Borrower, whether or not due, and apply the same to the payment of said participating interest, as fully as if such Person had lent directly to the Borrower the amount of such participating interest.

     Section 2.9 Fees. The Borrower hereby agrees to pay the Lender a fully earned and non-refundable origination fee of $56,000.00, due and payable upon the execution of this Agreement.

     Section 2.10 Capital Adequacy. If the Lender shall determine that the adoption after the date hereof of any applicable law, rule or regulation regarding capital adequacy, or any change therein after the date hereof, any change after the date hereof in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Lender or its parent corporation with any guideline or request issued after the date hereof regarding capital adequacy (whether nor not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Lender's or the Lender's parent corporation's capital as a consequence of the Lender's obligations hereunder to a level below that which the Lender or its parent corporation could have achieved but for such adoption, change or compliance (taking into consideration the Lender's policies with respect to capital adequacy and those of the Lender's parent corporation) by an amount deemed to the Lender or its parent corporation to be material, then from time to time on demand by the Lender, the Borrower shall pay to the Lender such additional amount or amounts as will compensate the Lender or its parent corporation for such reduction. Certificates of the Lender sent to the Borrower from time to time claiming compensation under this Section, stating the reason therefor and setting forth in reasonable detail the calculation of the additional amount or amounts to be paid to the Lender hereunder shall be conclusive absent manifest error. In determining such amounts, the Lender or its parent corporation may use any reasonable averaging and attribution methods.

                             ARTICLE III

                          Security Interest

     Section 3.1 Grant of Security Interest. The Borrower hereby assigns and grants to the Lender a security interest (collectively referred to as the "Security Interests") in the Collateral, as security for the payment and performance of each and every debt, liability and obligation of every type and description which the Borrower may now or at any time hereafter owe to the Lender (whether such debt, liability or obligation now exists or is hereafter created, incurred, whether it arises in a transaction involving the Lender alone or in a transaction involving other creditors of the Borrower, and whether it is direct or indirect, due or to become due, absolute or contingent, primary or secondary, liquidated or unliquidated, or sole, joint, several or joint and several, and including specifically, but not limited to, all indebtedness of the
Borrower arising under this Agreement or any other loan or credit agreement or guaranty between the Borrower and the Lender, whether now in effect or hereafter entered into; all such debts, liabilities and obligations are herein collectively referred to as the "Obligations").


     Section 3.2 Notification of Account Debtors and Other Obligors. In addition to the rights of the Lender under Section 6.10 hereof, but subject to the rights of NCI, with respect to any and all rights to payment constituting Collateral the Lender may at any time before the occurrence of an Event of Default, notify any account debtor or other person obligated to pay the amount due that such payment shall be made directly to the Lockbox, and may at any time after the occurrence of an Event of Default which is continuing, notify such Person that such payment has been assigned or transferred to the Lender for security and shall be paid directly the Lender. The Borrower will join in giving such notice if the Lender so requests. At any time after the occurrence of an Event of Default which is continuing, the Lender may, but need not, in the
Lender's name or in the Borrower's name, (a) demand, sue for, collect or receive any money or property at any time payable or receivable on account of, or securing, any such right to payment, or grant any extension to, make any compromise or settlement with or otherwise agree to waive, modify, amend or change the obligations (including collateral obligations) of any such account debtor or other obligor; and (b) as agent and attorney in fact the Borrower, notify the United States Postal Service to change the address for delivery of the Borrower's mail to any address designated by the Lender, otherwise intercept the Borrower's mail, and receive, open and dispose of the Borrower's mail, applying all Collateral as permitted under this Agreement and holding all other mail for the Borrower's account or forwarding such mail to the Borrower's last known address.

     Section 3.3 Assignment of Insurance. As additional security for the payment and performance of the Obligations, the Borrower hereby assigns to the Lender any and all monies (including, without limitation, proceeds of insurance and refunds of unearned premiums) due or to become due under, and all other rights of the Borrower with respect to, any and all policies of insurance now or at any time hereafter covering the Collateral or any evidence thereof or any business records or valuable papers pertaining thereto, and the Borrower hereby directs the issuer of any such policy to pay all such monies directly to the Lender. At any time, whether before or after the occurrence of any Event of Default, but subject to the rights of NCI, the Lender may (but need not), in the
Lender's name or in the Borrower's name, execute and deliver proof of claim, receive all such monies, endorse checks and other instruments representing payment of such monies, and adjust, litigate, compromise or release any claim against the issuer of any such policy.

     Section 3.4  Occupancy.

          (a) The Borrower hereby irrevocably grants to the Lender the right to take possession of the Premises at any time after the occurrence and during the continuance of an Event of Default.

          (b) The Lender may use the Premises only to hold, process, manufacture, sell, use, store, liquidate, realize upon or otherwise dispose of goods that are Collateral and for other purposes that the Lender may in good faith deem to be related or incidental purposes.

          (c) The right of the Lender to hold the Premises shall cease and terminate upon the earlier of (i) payment in full and discharge of all Obligations, and (ii) final sale or disposition of all goods constituting Collateral and delivery of all such goods to purchasers.

          (d) The Lender shall not be obligated to pay or account for any rent or other compensation for the possession, occupancy or use of any of the Premises; provided, however, in the event that the Lender does pay or account for any rent or other compensation for the possession, occupancy or use of any of the Premises, the Borrower shall reimburse the Lender promptly for the full amount thereof. In addition, the Borrower will pay,
     or reimburse the Lender for, all taxes, fees, duties, imposts, charges and expenses at any time incurred by or imposed upon the Lender by reason of the execution, delivery, existence, recordation, performance or enforcement of this Agreement or the provisions of this Section 3.4.

     Section 3.5 License. The Borrower hereby grants to the Lender a non-exclusive, worldwide and royalty-free license to use or otherwise exploit all trademarks, franchises, trade names, copyrights and patents of the Borrower for the purpose of selling, leasing or otherwise disposing of any or all Collateral following an Event of Default.

                             ARTICLE IV

                        Conditions of Lending

     Section 4.1 Conditions Precedent to the Initial Advance. The obligation of the Lender to make the initial Advance under the Credit Facility shall be subject to the condition precedent that the Lender shall have received all of the following, each in form and substance satisfactory to the Lender:

          (a)  This Agreement, properly executed on behalf of the Borrower.

          (b)  The Note, properly executed on behalf of the Borrower.

          (c) The Deed of Trust, properly executed on behalf of the Borrower, and a policy of title insurance in an amount satisfactory to the
     Lender ensuring the priority of the Deed of Trust.

          (d) The Collateral Pledge Agreement, properly executed on behalf of the Borrower, together with certificates representing all issued and outstanding shares of capital stock of QCP and stock powers signed in blank therefor.

          (e)  Current searches of appropriate filing offices showing that
     (I) no state or federal tax liens have been filed and remain in effect against the Borrower, (ii) no financing statements have been filed and remain in effect against the Borrower, except those financing statements relating to liens permitted pursuant to Section 7.1 hereof and those financing statements filed by the Lender, and (iii) the Lender has duly filed all financing statements necessary to perfect the Security
Interests
     granted hereunder, to the extent the Security Interests are capable of being perfected by filing.

          (f) A certificate of the Secretary or an Assistant Secretary of the Borrower, certifying as to (i) the resolutions of the directors and, if required, the shareholders of the Borrower, authorizing the execution, delivery and performance of this Agreement and the Security Documents,
     (ii) the articles of incorporation and bylaws of the Borrower, and (iii) the signatures of the officers or agents of the Borrower authorized to execute and deliver this Agreement, the Security Documents and other instruments, agreements and certificates, including Advance requests, on behalf of the Borrower.

          (g) A current certificate issued by the Secretary of State of the state of the Borrower's incorporation, certifying that the Borrower is in compliance with all corporate organizational requirements of such state.

          (h) Evidence that the Borrower is duly licensed or qualified to transact business in all jurisdictions where the character of the property
     owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary.

          (i) A certificate of an officer of the Borrower confirming, in his personal capacity, the representations and warranties set forth in
     Article V hereof.

          (j) An opinion of counsel to the Borrower, addressed to the Lender.

          (k) Certificates of the insurance required hereunder, with all hazard insurance containing a lender's loss payable endorsement in favor of the Lender and with all liability insurance naming the Lender as an additional insured.

          (l) Payment of the fees due through the date of the initial Advance under Section 2.9 hereof and expenses incurred by the Lender through such date and required to be paid by the Borrower under Section
     9.7 hereof.

          (m) Evidence satisfactory to the Lender that the Acquisition has closed on terms and conditions satisfactory to the Lender.

          (n) Evidence that the judgment against the Borrower in favor of New Crawford Valley Ltd. has been released and that the Borrower has no further liability in respect thereof.

          (o) Such other documents as the Lender in its sole discretion may require.

     Section 4.2 Conditions Precedent to All Advances. The obligation of the Lender the Advance shall be subject to the further conditions precedent that on such date:

          (a) the representations and warranties contained in Article V hereof are correct on and as of the date of the Advance as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date; and

          (b) no event has occurred and is continuing, or would result from the Advance which constitutes a Default or an Event of Default.

                              ARTICLE V

                   Representations and Warranties

     The Borrower represents and warrants to the Lender as follows:

     Section 5.1 Corporate Existence and Power; Name; Chief Executive Office; Inventory and Equipment Locations. The Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Colorado, and is duly licensed or qualified to transact business in all jurisdictions where the character of the property owned or leased or the nature of the business transacted by it makes such licensing or qualification necessary. The Borrower has all requisite power and authority, corporate or otherwise, to conduct its business, to own its properties and to execute and deliver, and to perform all of its obligations under, the Loan Documents. During its corporate existence, the Borrower has done business solely under the names set forth in Exhibit B hereto. The chief executive office and principal place of business of the Borrower is located at the address set forth in Exhibit
B hereto, and all of the Borrower's records relating to its business or the Collateral are kept at that location. All Inventory and Equipment is located at that location or at one of the other locations set forth in Exhibit B hereto.

     Section 5.2 Authorization of Borrowing; No Conflict as to Law or Agreements. The execution, delivery and performance by the Borrower of the Loan
Documents and the borrowings from time to time hereunder have been duly authorized by all necessary corporate action and do not and will not (a) require any consent or approval of the stockholders of the Borrower, (b) require any authorization, consent or approval by, or registration, declaration or filing with, or notice to, any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, or any third party, except such authorization, consent, approval, registration, declaration, filing or notice as has been obtained, accomplished or given prior to the date hereof, (c) violate any provision of any law, rule or regulation (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or of any order, writ, injunction or decree presently in effect having applicability to the Borrower or of the Articles of Incorporation or Bylaws of the Borrower,
(d)
result in a breach of or constitute a default under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected, or (e) result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature (other than the Security Interests) upon or with respect to any of the properties now owned or hereafter acquired by the Borrower.

     Section 5.3 Legal Agreements. This Agreement constitutes and, upon due execution by the Borrower, the other Loan Documents will constitute the legal, valid and binding obligations of the Borrower, enforceable against the Borrower in accordance with their respective terms.

     Section 5.4 Subsidiaries. Except as set forth in Exhibit B attached hereto, the Borrower has no Subsidiaries.

     Section 5.5 Financial Condition; No Adverse Change. The Borrower has heretofore furnished to the Lender audited financial statements of the Borrower for its fiscal year ended August 31, 1994, unaudited financial statements of the
Borrower for the ten months ended June 30, 1995, and pro forma consolidated financial statements presenting the consolidated financial condition of the Borrower and QCP immediately following the Acquisition, and those statements fairly present the financial condition of the Borrower on the dates thereof and the results of its operations and cash flows for the periods then ended, and the pro forma financial condition of the Borrower immediately following the Acquisition, and were prepared in accordance with generally accepted accounting principles. Since the date of the most recent financial statements, there has been no material adverse change in the business, properties or condition (financial or otherwise) of the Borrower.

     Section 5.6 Litigation. There are no actions, suits or proceedings pending or, to the knowledge of the Borrower, threatened against or affecting the Borrower or any of its Affiliates or the properties of the Borrower or any of its Affiliates before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which, if determined adversely to the Borrower or any of its Affiliates, would have a material adverse effect on the financial condition, properties or operations of the Borrower or any of its Affiliates.

     Section 5.7 Regulation U. The Borrower is not engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System), and no part of the proceeds of any Advance will be used to purchase or carry any margin stock or to extend credit to others for the purpose of purchasing or carrying any margin stock.

     Section 5.8 Taxes. The Borrower and its Affiliates have paid or caused to be paid to the proper authorities when due all federal, state and local taxes required to be withheld by each of them. The Borrower and its Affiliates have filed all federal, state and local tax returns which to the knowledge of the officers of the Borrower or any Affiliate, as the case may arc required to be filed, and the Borrower and its Affiliates have paid or caused to be paid the respective taxing authorities all taxes as shown on said returns or on any assessment received by any of them to the extent such taxes have become due.

     Section 5.9 Titles and Liens. The Borrower has good and absolute title to all Collateral described in the collateral reports provided to the Lender and all other Collateral, properties and assets reflected in the latest balance sheet referred to in Section 5.5 hereof and all proceeds thereof, free and clear of all mortgages, security interests, liens and encumbrances, except for (I) mortgages, security interests and liens permitted by Section 7.1 hereof, and
(ii) in the case of the real property subject to the Deed of Trust, matters disclosed on the policy of title insurance described in Section 4.1 hereof. No financing statement naming the Borrower as debtor is on file in any office except to perfect only security interests permitted by Section 7.1 hereof.

     Section 5.10 Plans. Except as disclosed to the Lender in writing prior to the date neither the Borrower nor any of its Affiliates maintains or has maintained any Plan. Neither the Borrower nor any Affiliate has received any notice or has any knowledge to the effect that it is not in full compliance with any of the requirements of ERISA. No Reportable Event or other fact or circumstance which may have an adverse effect on the Plan's tax qualified status exists in connection with any Plan. Neither the Borrower nor any of its Affiliates has:

          (a) Any accumulated funding deficiency within the meaning of ERISA; or

          (b) Any liability or knows of any fact or circumstances which could result in any liability to the Pension Benefit Guaranty
Corporation,
     the Internal Revenue Service, the Department of Labor or any participant in connection with any Plan (other than accrued benefits which or which may become payable to participants or beneficiaries of any such Plan).

     Section 5.11 Default. The Borrower is in compliance with all provisions of all agreements, instruments, decrees and orders to which it is a party or by which it or its property is bound or affected, the breach or default of which could have a material adverse effect on the financial condition, properties or operations of the Borrower.

     Section 5.12 Environmental Protection. The Borrower has obtained all permits, licenses and other authorizations which are required under federal, state and local laws and regulations relating to emissions, discharges, releases of pollutants, contaminants, hazardous or toxic materials, or wastes into ambient air, surface water, ground water or land, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of pollutants, contaminants or hazardous or toxic materials or wastes ("Environmental Laws") at the Borrower's facilities or in connection with the operation of its facilities. Except as previously disclosed to the Lender in writing, the Borrower and all activities of the Borrower at its facilities comply with all Environmental Laws and with all terms and conditions of any required permits, licenses and authorizations applicable to the Borrower with respect thereto. Except as previously disclosed to the Lender in writing, the Borrower is also in compliance with all limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in Environmental Laws or contained in any plan, order, decree, judgment or notice of which the Borrower is aware. Except as previously disclosed to the Lender in writing, the Borrower is not aware of, nor has the Borrower received notice of, any events, conditions, circumstances, activities, practices, incidents, actions or plans which may interfere with or prevent continued compliance with, or which may give rise to any liability under, any Environmental Laws.

     Section 5.13 Submissions to Lender. All financial and other information provided to the Lender by or on behalf of the Borrower in connection with the Borrower's request for the credit facilities contemplated hereby is true and correct in all material respects and, as to projections, valuations or proforma financial statements, present a good faith opinion as to such projections, valuations and proforma condition and results.

     Section 5.14 Financing Statements. The Borrower has provided to the Lender signed financing statement sufficient when filed to perfect the Security
Interests and the other security interests created by the Security Documents. When such financing statements are filed in the offices noted therein, the Lender will have a valid and perfected security interest in all Collateral and all other collateral described in the other Loan Documents which is capable of being perfected by filing financing statements. None of the Collateral or other collateral covered by the other Loan Documents is or will become a fixture on real estate, unless a sufficient fixture filing is in effect with respect thereto.

     Section 5.15 Rights to Payment. Each right to payment and each instrument, document, chattel paper and other agreement constituting or evidencing Collateral or other collateral covered by the Security Documents is (or, in the case of all future Collateral or such other collateral, will be when arising or issued) the valid, genuine and legally enforceable obligation, subject to no defense, setoff or counterclaim, of the account debtor or other obligor named therein or in the Borrower's records pertaining thereto as being obligated to pay such obligation.

                             ARTICLE VI

                Affirmative Covenants of the Borrower

     So long as the Note shall remain unpaid, the Borrower will comply with the following requirements, unless the Lender shall otherwise consent in writing:

     Section 6.1 Reporting Requirements. The Borrower will deliver, or cause to be delivered, to the Lender each of the following, which shall be in form and detail acceptable to the Lender:

          (a) as soon as available, and in any event within 90 days after the end of each fiscal year of the Borrower, audited consolidated financial statements of the Borrower and its Subsidiaries with the unqualified opinion of independent certified public accountants selected by the Borrower and acceptable to the Lender, which annual financial statements shall include the consolidated and consolidating balance sheet of the Borrower and its Subsidiaries as at the end of such fiscal year
and
     the related consolidated and consolidating statements of income, retained earnings and cash flows of the Borrower and its Subsidiaries for the fiscal year then ended, all in reasonable detail and prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices applied in the pro forma financial statements referred to in Section 5.5 hereof, together with (I) a report signed by such accountants stating that in making the investigations necessary for said opinion they obtained no knowledge, except as specifically stated, of any Default or Event of Default hereunder and all relevant facts in reasonable detail to evidence, and the
     computations as to whether or not the Borrower is in compliance with the requirements set forth in Sections 6.12 through 6.15 and Section 7.10 hereof; and (ii) a certificate of the chief financial officer of the Borrower stating that such financial statements have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the pro forma annual financial statements referred to in Section 5.5 hereof and whether or not such officer has knowledge of the occurrence of any Default or Event of Default hereunder and, if so, stating in reasonable detail the facts with respect thereto;

          (b)  (i) as soon as available and in any event within 20 days after the end of each month, an unaudited internal balance sheet and statements of income and retained earnings of each of the Borrower and
QCP
     as at the end of and for such month and for the year to date period then ended, (ii) as soon as available, and in any event within 5 days of discovery of any adjustments to such unconsolidated financial statements, restatements thereof, and (iii) as soon as available, and in any event within 40 days after the end of each month, an internal, unaudited consolidated balance sheet and consolidated statements of income and retained earnings of the Borrower and its Subsidiaries as at the end of and for such month and for the year to date period then ending, prepared in each case, in reasonable detail and stating in comparative form the figures for the corresponding date and periods in the previous year, all prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the pro forma financial statements referred to in Section 5.5 hereof, subject to year-end audit adjustments; and accompanied by a certificate of
     the chief financial officer of the Borrower, substantially in the form of Exhibit D hereto stating ill that such financial statements have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the pro forma financial statements referred to in Section 5.5 hereof, subject to year-end audit adjustments, (ii) whether or not such officer has knowledge of the occurrence of any Default or Event of Default hereunder not theretofore reported and remedied and, if so, stating in reasonable detail the facts with respect thereto, and (iii) in the case of
     the consolidated financial statements, all relevant facts in reasonable detail to evidence, and the computations as to, whether or not the Borrower is in compliance with the requirements set forth in Sections
6.12
     through 6.15 and Section 7.10 hereof;

          (c) at least 30 days before the beginning of each fiscal year of the Borrower, the projected balance sheets and income statements for each month of such year, each in reasonable detail, representing the good faith
     projections of the Borrower and certified by the Borrower's chief financial officer as being the most accurate projections available and identical to the projections used by the Borrower for internal planning purposes, together with such supporting schedules and information as the Lender may in its discretion require;

          (d) immediately after the commencement thereof, notice in writing of all litigation and of all proceedings before any governmental or regulatory agency affecting the Borrower of the type described in Section
     5.6 hereof or which seek a monetary recovery against the Borrower in excess of $25,000;

          (e) as promptly as practicable (but in any event not later than five business days) after an officer of the Borrower obtains knowledge of the occurrence of any breach, default or event of default under any Security Document or any event which constitutes a Default or Event of Default hereunder, notice of such occurrence, together with a detailed statement by a responsible officer of the Borrower of the steps being taken by the Borrower to cure the effect of such breach, default or event;

          (f) as soon as possible and in any event within 30 days after the Borrower knows or has reason to know that any Reportable Event with respect to any Plan has occurred, the statement of the chief financial officer of the Borrower setting forth details as to such Reportable Event and the action which the Borrower proposes to take with respect thereto, together with a copy of the notice of such Reportable Event to the
Pension
     Benefit Guaranty Corporation;

          (g) as soon as possible, and in any event within 10 days after the Borrower fails to make any quarterly contribution required with respect to any Plan under Section 412(m) of the Internal Revenue Code of 1986, as amended, the statement of the chief financial officer of the Borrower setting forth details as to such failure and the action which the
     Borrower proposes to take with respect thereto, together with a copy of any notice of such failure required to be provided to the Pension Benefit Guaranty Corporation;

          (h) promptly upon knowledge thereof, notice of (i) any disputes or claims by customers of the Borrower involving an amount which, in the aggregate, exceeds $10,000; (ii) any goods returned to or recovered by the
     Borrower involving an amount which, in the aggregate, exceeds $10,000;
and
     (iii) any change in the persons constituting the officers and directors of the Borrower;

          (i) promptly upon knowledge thereof, notice of any loss of or material damage to any Collateral or other collateral covered by the Security Documents or of any substantial adverse change in any Collateral or such other collateral or the prospect of payment thereof;

          (j) promptly after the sending or filing thereof, copies of all regular and periodic financial reports which the Borrower shall file with the Securities and Exchange Commission or any national securities exchange; and

          (k) promptly upon knowledge thereof, notice of the violation by the Borrower of any law, rule or regulation, the non-compliance with which
     could materially and adversely affect its business or its financial condition.

     Section 6.2 Books and Records; Inspection and Examination. The Borrower will, and will cause each of its Subsidiaries to, keep accurate books of record and account for itself and pertaining to its business and financial condition and such other matters as the Lender may from time to time request in which true and complete entries will be made in accordance with generally accepted accounting principles consistently applied and, upon request of the Lender, will, and will cause each of its Subsidiaries to, permit any officer, employee, attorney or accountant for the Lender (upon reasonable notice unless the Lender in good faith believes that the accuracy of the audit may be effected by notice) to audit, review, make extracts from or copy any and all of its corporate and financial books and records at all times during ordinary business hours, to send and discuss with account debtors and other obligors requests for verification of amounts owed to it, and to discuss the affairs of the Borrower or any Subsidiary with any of its directors, officers, employees or agents. The Borrower and each of its Subsidiaries will permit the Lender, or its employees, accountants, attorneys or agents, to examine and inspect any Collateral, other collateral covered by the Loan Documents or any other property of the Borrower or such Subsidiary at any time during ordinary business hours.

     Section 6.3 Account Verification. The Borrower will at any time and from time upon request of the Lender send requests for verification of accounts or notices of assignment to account debtors and other obligors.

     Section 6.4 Compliance with Laws; Environmental Indemnity. The Borrower will, and will cause each of its Subsidiaries to, (a) comply with the requirements of applicable laws and regulations, the non-compliance with which would materially and adversely affect its business or its financial condition,
(b) comply with all applicable Environmental Laws and obtain any permits, licenses or similar approvals required by any such Environmental Laws, and
(c)the case of the Borrower, use and keep the Collateral, and will require that others use and keep the Collateral, only for lawful purposes, without violation of any federal, state or local law, statute or ordinance. The Borrower will indemnify, defend and hold the Lender harmless from and against any claims, loss or damage to which the Lender may be subjected as a result of any past, present or future existence, use, handling, storage, transportation or disposal of any hazardous waste or substance or toxic substance by the Borrower or any of its Subsidiaries or on property owned, leased or controlled by the Borrower or any of its Subsidiaries. This indemnification agreement shall survive the termination of this Agreement and payment of the indebtedness hereunder.

     Section 6.5 Payment of Taxes and Other Claims. The Borrower will, and will cause each of its Subsidiaries to, pay or discharge, when due, (a) all taxes, assessments and governmental charges levied or imposed upon it or upon its income or profits, upon any properties belonging to it (including, without limitation, the Collateral) or upon or against the creation, perfection or continuance of the Security Interests, prior to the date on which penalties attach thereto, (b) all federal, state and local taxes required to be withheld by it, and (c) all lawful claims for labor, materials and supplies which, if unpaid, might by law become a lien or charge upon any properties of the Borrower or any Subsidiary; provided, that neither the Borrower nor any Subsidiary shall be required to pay any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings.

     Section 6.6  Maintenance of Properties.

          (a) The Borrower will keep and maintain the Collateral, the other collateral covered by the Loan Documents and will keep and maintain, and will cause each of its Subsidiaries to keep and maintain, all of its other
     properties necessary or useful in its business in good condition, repair and working order (normal wear and tear excepted) and will from time to time replace or repair, and will cause each of its Subsidiaries to replace
     or repair, any worn, defective or broken pans; provided, however, that nothing in this Section 6.6 shall prevent the Borrower or any of its Subsidiaries from discontinuing the operation and maintenance of any of its properties if such discontinuance is in the judgment of the Borrower or such Subsidiary, desirable in the conduct of the Borrower's or such Subsidiary's business and not, in the judgment of the Lender, disadvantageous in any material respect to the Lender.

          (b) The Borrower will defend the Collateral against all claims or demands of all persons (other than the Lender or NCI) claiming the Collateral or any interest therein.

          (c) The Borrower will keep all Collateral and other collateral covered by the other Loan Documents free and clear of all security interests, liens and encumbrances except the Security Interests and other security interests permitted by Section 7.1 hereof.

     Section 6.7 Insurance. The Borrower will, and will cause each of its Subsidiaries to, obtain and at all tunes maintain insurance with insurers believed by the Borrower to be responsible and reputable, in such amounts and against such risks as may from time to time be required by the Lender, but in all events in such amounts and against such risks as is usually carried by companies engaged in similar business and owning similar properties in the same general areas in which the Borrower or such Subsidiary operates. Without limiting the generality of the foregoing, the Borrower will at all times keep all tangible Collateral insured against risks of fire (including so-called extended coverage), theft, collision (for Collateral consisting of motor vehicles) and such other risks and in such amounts as the Lender may reasonably request, with any loss payable to the Lender to the extent of its interest, and all policies of such insurance shall contain a lender's loss payable endorsement for the benefit of the Lender. All policies of liability insurance required of the Borrower hereunder shall name the Lender as an additional insured.

     Section 6.8 Preservation of Corporate Existence. The Borrower will, and will cause each of its Subsidiaries to, preserve and maintain its corporate existence and all of its rights, privileges and franchises necessary or desirable in the normal conduct of its business and shall conduct its business in an orderly, efficient and regular manner.

     Section 6.9 Delivery of Instruments, etc. Upon request by the Lender, the Borrower will promptly deliver to the Lender in pledge all instruments, documents and chattel rapers constituting Collateral, duly endorsed or assigned by the Borrower.

     Section 6.10  Lockbox; Collateral Account.

          (a) At the request of the Lender, but subject to the prior rights of NCI, the Borrower will irrevocably direct all present and future Account debtors and other Persons obligated to make payments constituting Collateral to make such payments directly to a lockbox maintained by or for the Lender. If the Lender has initiated the provisions of this
     Section 6.10, all of the Borrower's invoices, account statements and other written or oral communications directing, instructing, demanding or requesting payment of any Account or any other amount constituting Collateral shall conspicuously direct that all payments be made to the Lockbox and shall include the Lockbox address. All payments received in the lockbox shall be processed to the Collateral Account.

          (b) At the request of the Lender, but subject to the prior rights of NCI, the Borrower agrees to deposit in the Collateral Account or, at the Lender's option, to deliver to the Lender all collections on
Accounts,
     contract rights, chattel paper and other rights to payment constituting Collateral, and all other cash proceeds of Collateral, which the Borrower may receive directly notwithstanding its direction to Account debtors and other obligors to make payments to a lockbox, immediately upon receipt thereof, in the form received, except for the Borrower's endorsement when deemed necessary. Until delivered to the Lender or deposited in the Collateral Account, all proceeds or collections of Collateral shall be held in trust by the Borrower for and as the property of the Lender and shall not be commingled with any funds or property of the Borrower. Amounts deposited in the Collateral Account shall not bear interest and shall not be subject to withdrawal by the Borrower, except after full payment and discharge of all Obligations. All such collections shall constitute proceeds of Collateral and shall not constitute payment of any Obligation. Collected funds from the Collateral Account shall be transferred to the Lender's general account, and the Lender may deposit in
     its general account or in the Collateral Account any and all collections received by it directly from the Borrower. The Lender may commingle such funds with other property of the Lender or any other person. The Lender shall upon initiation by the Borrower, after allowing two Banking Days, apply such funds to the payment of any and all then due and payable Obligations, in any order or manner of application satisfactory to the Lender, and, provided no Default or Event of Default has occurred and is continuing, remit the balance to the Borrower. All items delivered to the
     Lender or deposited in the Collateral Account shall be subject to final payment. If any such item is returned uncollected, the Borrower will immediately pay the Lender, or, for items deposited in the Collateral Account, the bank maintaining such account, the amount of that item, or such bank at its discretion may charge any uncollected item to the Borrower's commercial account or other account. The Borrower shall be liable as an endorser on all items deposited in the Collateral Account, whether or not in fact endorsed by the Borrower.

     Section 6.11 Performance by the Lender. If the Borrower at any time fails to perform or observe any of the foregoing covenants contained in this
Article VI or elsewhere herein, and if such failure shall continue for a period of ten calendar days after the Lender gives the Borrower written notice thereof
(or in the case of the agreements contained in Sections 6.5, 6.7 and 6.10 hereof, immediately upon the occurrence of such failure, without notice or lapse of time), the Lender may, but need not, perform or observe such covenant on behalf and in the name, place and stead of the Borrower (or, at the Lender's option, in the Lender's name) and may, but need not, take any and all other actions which the Lender may reasonably deem necessary to cure or correct such failure (including, without limitation, the payment of taxes, the satisfaction of security interests, liens or encumbrances, the performance of obligations owed to account debtors or other obligors, the procurement and maintenance of insurance, the execution of assignments, security agreements and financing statements, and the endorsement of instruments); and the Borrower shall thereupon pay to the Lender on demand the amount of all monies expended and all costs and expenses (including reasonable attorneys' fees and legal expenses) incurred by the Lender in connection with or as a result of the performance or observance of such agreements or the taking of such action by the Lender, together with interest thereon from the date expended or incurred at the default rate of interest payable on the Note. To facilitate the performance or observance by the Lender of such covenants of the Borrower, the Borrower hereby irrevocably appoints the Lender, or the delegate of the Lender, acting alone, as the attorney in fact of the Borrower (which appointment is coupled with an interest) with the right (but not the duty) from time to time to create, prepare, complete, execute, deliver, endorse or file in the name and on behalf of the Borrower any and all instruments, documents, assignments, security agreements, financing statements, applications for insurance and other agreements and writings required to be obtained, executed, delivered or endorsed by the Borrower under this Section 6.11.

     Section 6.12 Book Net Worth. The Borrower shall, on the last day of each month in each of the periods set forth below, maintain the consolidated Book Net
Worth of the Borrower and its QCP at an amount which is greater than or equal to the amount set forth opposite such period:

Period,Book Net Worth
,
Date hereof to and including
November 29, 1995,$1,350,000
November 30, 1995 to and
including February 28, 1996,$1,470,000
February 29, 1996 to and
including May 30, 1996,$1,645,000
May 31, 1996 to and including
August 30, 1996,$1,945,000
August 31, 1996 to and including
November 29, 1996,$2,245,000
November 30, 1996 to and
including February 27, 1997,$2,595,000
February 28, 1997 to and
including May 30, 1997,$3,045,000
May 31, 1997 to and including
August 30, 1997,$3,620,000
August 31, 1997 to and including
November 29, 1997,$4,170,000
November 30, 1997 to and
including February 27, 1998,$4,745,000
February 28, 1998 to and
including May 30, 1998,$5,595,000
May 31, 1998 to and including
August 30, 1998,$6,595,000


Prior to August 1, 1998, the Borrower and the Lender shall negotiate in good faith as to the Book Net Worth that the Borrower shall be required to maintain for periods after such date, but if the Borrower and the Lender do not agree, the Lender may designate the required amounts in its sole discretion, and the failure by the Borrower to maintain the designated amounts shall be a default hereunder.

     Section 6.13 Debt Service Coverage. The Borrower shall, on the last day of each of the periods set forth below, maintain the ratio between (i) the sum of the consolidated interest expense of the Borrower and QCP required to be paid during such period plus net after-tax income plus depreciation, amortization and other non-cash deductions from net income of the Borrower and QCP determined on a consolidated basis, to (ii) the sum of interest expense required to be paid by the Borrower and QCP during such period and scheduled payments of principal of the Borrower and QCP in respect of its Debt (other the Debt to NCI incurred pursuant to Section 2.1(a) of the NCI Credit Agreement), in each case determined in accordance with generally accepted accounting principles for such period, at a ratio that is greater than or equal to the ratio set forth opposite such period:

Period,Ratio
,
Three months ending November 30, 1995,2.20 to 1
Three months ending February 29, 1996,3.50 to 1
Three months ending May 31, 1996,4.50 to 1
Three months ending August 31, 1996,2.40 to 1
Three months ending November 30, 1996,2.50 to 1
Three months ending February 28, 1997,2.90 to 1
Three months ending May 31, 1997,3.20 to 1
Three months ending August 31, 1997,3.20 to 1
Three months ending November 30, 1997,3.50 to 1
Three months ending February 28, 1998,4.50 to 1
Three months ending May 31, 1998,5.30 to 1
Three months ending August 31, 1998,5.20 to 1


Prior to August 1, 1998, the Borrower and the Lender shall negotiate in good faith as to the ratios that the Borrower shall be required to maintain for periods after such date, but if the Borrower and the Lender do not agree, the Lender may designate the required ratios in its sole discretion, and the failure by the Borrower to maintain the designated ratios shall be a default hereunder.

     Section 6.14 Interest Coverage. The Borrower shall, on the last day of each of the periods set forth below, maintain the ratio of (i) the sum of the consolidated interest expense of the Borrower and QCP required to be paid during such period plus net after-tax income plus depreciation, amortization and other non-cash deductions from income of the Borrower and QCP determined on a consolidated basis, to (ii) the consolidated interest expense of the Borrower and required to be paid during such period, in each case determined in accordance with generally accepted accounting principles for such period, at a ratio which is greater than or equal to the ratio set forth opposite such period:

Period,Ratio
,
Three months ending November 30, 1995,2.50 to 1
Three months ending February 29, 1996,4.50 to 1
Three months ending May 31, 1996,5.00 to 1
Three months ending August 31, 1996,5.00 to 1
Three months ending November 30, 1996,5.50 to 1
Three months ending February 28, 1997,6.50 to 1
Three months ending May 31, 1997,7.00 to 1
Three months ending August 31, 1997,7.00 to 1
Three months ending November 30, 1997,8.50 to 1
Three months ending February 28, 1998,11.00 to 1
Three months ending May 31, 1998,13.00 to 1
Three months ending August 31, 1998,13.00 to 1


Prior to August 1, 1998, the Borrower and the Lender shall negotiate in good faith as to the ratios that the Borrower shall be required to maintain for periods after such date, but if the Borrower and the Lender do not agree, the Lender may designate the required ratios in its sole discretion, and the failure by the Borrower to maintain the designated ratios shall be a default hereunder.

     Section 6.15 Net Income. The Borrower shall, on the last day of each of the periods set forth below, have consolidated after-tax net income, determined in accordance with generally accepted accounting principles on a consolidated basis for such period, but excluding extraordinary gain, which does not exceed the amount set forth opposite such period:

Period,Net Income
,
Three months ending November 30, 1995,$    40,000
Three months ending February 29, 1996,175,000
Three months ending May 31, 1996,300,000
Three months ending August 31, 1996,300,000
Three months ending November 30, 1996,350,000
Three months ending February 28, 1997,450,000
Three months ending May 31, 1997,575,000
Three months ending August 31, 1997,550,000
Three months ending November 30, 1997,575,000
Three months ending February 28, 1998,850,000
Three months ending May 31, 1998,1,000,000
Three months ending August 31, 1998,1,000,000


Prior to August 1, 1998, the Borrower and the Lender shall negotiate in good faith as to the net income that the Borrower shall be required to maintain for periods after such date, but if the Borrower and the Lender do not agree, the Lender may designate the required amounts in its sole discretion, and the failure by the Borrower to maintain the designated amounts shall be a default hereunder.

                             ARTICLE VII

                         Negative Covenants

     So long as the Note shall remain unpaid, the Borrower agrees that, without the prior written consent of the Lender:

     Section 7.1 Liens. The Borrower will not, and will not permit any Subsidiary to create, incur or suffer to exist any mortgage, deed of trust, pledge, lien, security interest, assignment or transfer upon or of any of its assets, now owned or hereafter acquired, to secure any indebtedness; excluding, however, from the operation of the foregoing:

          (a) mortgages, deeds of trust, pledges, liens, security interests and assignments in existence on the date hereof and listed in Exhibit C hereto, securing indebtedness for borrowed money permitted under Section
     7.2 hereof;

          (b)  the Security Interests;

          (c)  senior security interests in favor of NCI; and

          (d) purchase money security interests relating to the acquisition of machinery and equipment of the Borrower so long as the Borrower is in, and maintains, compliance with every other provision of this Agreement.

Section 7.2 Indebtedness. The Borrower will not, and will not permit any Subsidiary to incur, create, assume or permit to exist any indebtedness or liability on account of deposits or advances or any indebtedness for borrowed money, or any other indebtedness or liability evidenced by notes, bonds, debentures or similar obligations, except:

          (a)  indebtedness arising hereunder;

          (b) indebtedness of the Borrower or QCP in existence on the date hereof and listed in Exhibit C hereto;

          (c)  indebtedness relating to liens permitted in accordance with
     Section 7.1(c) hereof; and

          (d)  Debt payable to NCI.

     Section 7.3 Guaranties. The Borrower will not, and will not permit any Subsidiary to, assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any obligations of any other Person, except:

          (a) the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business;
and

          (b) guaranties, endorsements and other direct or contingent liabilities in connection with the obligations of other Persons in existence on the date hereof and listed in Exhibit C hereto.

     Section 7.4  Investments and Subsidiaries.

          (a) The Borrower will not, and will not permit any Subsidiary to, purchase or hold beneficially any stock or other securities or evidences of indebtedness of, make or permit to exist any loans or advances to, or make any investment or acquire any interest whatsoever in any other Person, including specifically but without limitation any partnership or joint venture, except:

               (1) investments in direct obligations of the United States of America or any agency or instrumentality thereof whose obligations constitute full faith and credit obligations of the United States of America having a maturity of one year or less, commercial paper issued by U.S. corporations rated "A-1" or "A-2" by Standard & Poor's Corporation or "P-1" or "P-2" by Moody's Investors Service or certificates of deposit or bankers' acceptances having a maturity of one year or less issued by members of the Federal Reserve System having deposits in excess of $100,000,000 (which certificates of deposit or bankers' acceptances are fully insured by the Federal Deposit Insurance Corporation);

               (2) travel advances or loans to officers and employees of the Borrower not exceeding at any one time an aggregate of $5,000;


               (3) advances in the form of progress payments, prepaid rent or security deposits;

               (4)  investments by the Borrower in QCP; and

               (5) loans or advances by QCP to Golden permitted by the NCI Credit Agreement.

          (b) The Borrower will not create or permit to exist any Subsidiary, other than any Subsidiary in existence on the date hereof and listed in Exhibit B hereto.

     Section 7.5 Dividends. The Borrower will not declare or pay, and will not permit any Subsidiary to declare or pay, any dividends (other than dividends payable solely in stock of the Borrower) on any class of its stock or make any payment on account of the purchase, redemption or other retirement of any shares of such stock or make any distribution in respect thereof, either directly or indirectly; provided, however, that the Borrower or QCP may declare and pay dividends or redeem stock to the extent permitted by the NCI Credit Agreement.

     Section 7.6 Sale or Transfer of Assets; Suspension of Business Operations. The Borrower will not, and will not permit any Subsidiary to, sell, lease, assign, transfer or otherwise dispose of (i) the stock of any Subsidiary,(ii) all or a substantial part of its assets, or (iii) any Collateralor any interest therein (whether in one transaction or in a series of transactions) to any other Person other than the sale of Inventory in the ordinary course of business, and the Borrower will not, and will not permit any
Subsidiary to liquidate, dissolve or suspend business operations. The Borrower will not, and will not permit any Subsidiary to, in any manner transfer any property without prior or present receipt of full and adequate consideration.

     Section 7.7 Consolidation and Merger; Asset Acquisitions. The Borrowerwill not, and will not permit any Subsidiary to, consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all the assets of any other Person.

     Section 7.8 Sale and Leaseback. The Borrower will not, and will not permit any Subsidiary to enter into any arrangement, directly or indirectly, with any other Person whereby the Borrower or such Subsidiary shall sell or transfer any real or personal property, whether now owned or hereafter acquired, and then or thereafter rent or lease as lessee such property or any part thereof or any other property which the Borrower or such Subsidiary intends to use for substantially the same purpose or purposes as the property being sold or transferred.

     Section 7.9 Restrictions on Nature of Business. The Borrower will not, and will not permit any Subsidiary to, engage in any line of business materially different from that presently engaged in by the Borrower or such Subsidiary and will not purchase, lease or otherwise acquire assets not related to its business.

     Section 7.10 Capital Expenditures. The Borrower will not, and will not permit any Subsidiary to, expend or contract to expend more than $250,000 in the aggregate from the Borrower and QCP during the period from the date hereof to and including December 31, 1995, of which any amount in excess of $100,000 must be financed with third parties, or more than $100,000 in the aggregate for the Borrower and all of its Subsidiaries during any calendar year thereafter, for the lease, purchase or other acquisition of any capital asset, or for the lease of any other asset, whether payable currently or in the future.

     Section 7.11 Accounting. The Borrower will not, and will not permit any Subsidiaries to, adopt any material change in accounting principles other than as required by generally accepted accounting principles. The Borrower will not, and will not permit any Subsidiaries to, adopt, permit or consent to any change in its fiscal year.

     Section 7.12 Discounts, etc. The Borrower will not, and will not permit any Subsidiaries to, after notice from the Lender, grant any discount, credit or allowance to any customer of the Borrower or such Subsidiary or accept any return of goods sold, or at any time (whether before after notice from the Lender) modify, amend, subordinate, cancel or terminate the obligation of any account debtor or other obligor of the Borrower or such Subsidiary.

     Section 7.13 Defined Benefit Pension Plans. The Borrower will not, and will not permit any Subsidiary to, adopt, create, assume or become a party to any defined benefit pension plan, unless disclosed to the Lender pursuant to
Section 5.10 hereof.

     Section 7.14 Other Defaults. The Borrower will not, and will not permit any Subsidiary to, permit any breach, default or event of default to occur under any note, loan agreement, indenture, lease, mortgage, contract for deed, security agreement or other contractual obligation binding upon the Borrower or such Subsidiary.

     Section 7.15 Place of Business; Name. The Borrower will not transfer its chief executive office or principal place of business, or move, relocate, close or sell any business location. The Borrower will not permit any tangible Collateral or any records pertaining to the Collateral to be located m any state or area in which, in the event of such location, a financing statement covering such Collateral would be required to be, but has not in fact been, filed in order to perfect the Security Interests. The Borrower will not change its name.

     Section 7.16 Organizational Documents. The Borrower will not amend its certificate of incorporation, articles of incorporation or bylaws.

     Section 7.17 Salaries. The Borrower will not, and will not permit any Subsidiary to, pay excessive or unreasonable salaries, bonuses, commissions, consultant fees or other compensation or increase the salary, bonus, commissions, consultant fees or other compensation of any director, officer or consultant, or any member of their families, by more than 10% in any one year, either individually or for all such persons in the aggregate, or pay any such increase from any source other than profits earned in the year of payment.

                            ARTICLE VIII

               Events of Default, Rights and Remedies

     Section 8.1 Events of Default. "Event of Default," wherever used herein, means any one of the following events:

          (a) Default in the payment of any interest on or principal of the Note when it becomes due and payable; or

          (b) Default in the payment of any fees, commissions, costs or expenses required to be paid by the Borrower under this Agreement; or

          (c) Default in the performance, or breach, of any covenant or agreement of the Borrower contained in this Agreement and the continuance thereof for a period of 15 days after receipt of notice of such default from the Lender; or

          (d) The Borrower or QCP shall be or become insolvent, or admit in writing its inability to pay its debts as they mature, or make an assignment for the benefit of creditors or the Borrower or QCP shall apply
     for or consent to the appointment of any receiver, trustee, or similar officer for it or for all or any substantial part of its property; or
such
     receiver, trustee or similar officer shall be appointed without the application or consent of the Borrower or QCP or the Borrower or QCP shall
     institute (by petition, application, answer, consent or otherwise) any bankruptcy, insolvency, reorganization, arrangement, readjustment of debt,
     dissolution, liquidation or similar proceeding relating to it under the laws of any jurisdiction; or any such proceeding shall be instituted by petition, application or otherwise) against the Borrower or QCP; or any judgment, writ, warrant of attachment, garnishment or execution or similar
     process shall be issued or levied against a substantial part of the property of the Borrower or QCP; or

          (e) A petition shall be filed by or against the Borrower or QCP under the United States Bankruptcy Code naming the Borrower or QCP as debtor; or

          (f) Any representation or warranty made by the Borrower in this Agreement (or any of its officers) in any agreement, certificate, instrument or financial statement or other statement contemplated by or made or delivered pursuant to or in connection with this Agreement shall prove to have been incorrect in any material respect when deemed to be effective; or

          (g) The rendering against the Borrower or QCP of a final judgment, decree or order for the payment of money in excess of $25,000 and the continuance of such judgment, decree or order unsatisfied and in effect for any period of 30 consecutive days without a stay of execution; or

          (h) A default under any bond, debenture, note or other evidence of indebtedness of the Borrower or QCP owed to any Person other than the Lender, or under any indenture or other instrument under which any such evidence of indebtedness has been issued or by which it is governed, or under any lease of any of the Premises, and the expiration of the applicable period of grace, if any, specified in such evidence of indebtedness, indenture, other instrument or lease; or

          (i) Any Reportable Event, which the Lender determines in good faith might constitute grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer any Plan, shall have occurred and be continuing 30 days after written notice to such effect shall have been given to the Borrower by the Lender or a trustee shall have been appointed by an appropriate United States District Court to administer any Plan; or the Pension Benefit Guaranty Corporation shall have instituted proceedings to terminate any Plan or to appoint a trustee to administer any Plan; or the Borrower shall have filed for a distress termination of any Plan under Title IV of ERISA; or the Borrower shall have failed to make any quarterly
     contribution required with respect to any Plan under Section 412(m) of the
     Internal Revenue Code of 1986, as amended, which the Lender determines in good faith may by itself, or in combination with any such failures that the Lender may determine are likely to occur in the future, result in the imposition of a lien on the assets of the Borrower or QCP in favor of the Plan; or

          (j) An event of default shall occur under any other Loan Document or under any other security agreement, mortgage, deed of trust, assignment
     or other instrument or agreement securing any obligations of the Borrower hereunder or under any note; or

          (k) The Borrower or QCP shall liquidate, dissolve, terminate or suspend its business operations or otherwise fail to operate its business in the ordinary course, or sell all or substantially all of its assets, without the prior written consent of the Lender; or

          (l) The Borrower or QCP shall fail to pay, withhold, collect or remit any tax or tax deficiency when assessed or due (other than any tax deficiency which is being contested in good faith and by proper proceedings and for which it shall have set aside on its books adequate reserves therefor) or notice of any state or federal tax liens shall be filed or issued; or

          (m) Default in the payment of any amount owed by the Borrower or QCP to the Lender other than any indebtedness arising hereunder, and the expiration of the applicable grace period, if any, with respect thereto; or

          (n) Any breach, default or event of default by or attributable to any Affiliate under any agreement between such Affiliate and the Lender and the expiration of the applicable grace period, if any, with respect thereto; or

          (o)  An "event of default" shall occur under the NCI Credit
     Agreement.

     Section 8.2 Rights and Remedies. Upon the occurrence of an Event of Default or at any time thereafter, the Lender may exercise any or all of the following rights and remedies:

          (a) The Lender may, by notice to the Borrower, declare to be forthwith due and payable the entire unpaid principal amount of any Note then outstanding, all interest accrued and unpaid thereon, all amounts payable under this Agreement and any other Obligations, whereupon such Note, all such accrued interest and all such amounts and Obligations shall
     become and be forthwith due and payable, without presentment, notice of dishonor, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower;

          (b) The Lender may, without notice to the Borrower and without further action, apply any and all money owing by the Lender to the Borrower to the payment of the Advances, including interest accrued thereon, and of all other sums then owing by the Borrower hereunder;

          (c) The Lender may, exercise and enforce any and all rights and remedies available upon default to a secured party under the UCC, including, without limitation, the right to take possession of Collateral, or any evidence thereof, proceeding without judicial process or by judicial process (without a prior hearing or notice thereof, which the Borrower hereby expressly waives) and the right to sell, lease or otherwise dispose of any or all of the Collateral, and, in connection therewith, the Borrower will on demand assemble the Collateral and make it
     available to the Lender at a place to be designated by the Lender which is reasonably convenient to both parties;

          (d) the Lender may exercise and enforce its rights and remedies under the Loan Documents; and

          (e) the Lender may exercise any other rights and remedies available to it by law or agreement.

Notwithstanding the foregoing, upon the occurrence of an Event of Default described in Section 8.1(e) hereof, the entire unpaid principal amount of the Note, all interest accrued and unpaid thereon, all other amounts payable under this Agreement and any other Obligations shall be immediately due and payable automatically without presentment, demand, protest or notice of any kind.

     Section 8.3 Certain Notices. If notice to the Borrower of any intended disposition of Collateral or any other intended action is required by law in a particular instance, such notice shall be deemed commercially reasonable if given (in the manner specified in Section 9.3) at least ten calendar days prior to the date of intended disposition or other action.

                             ARTICLE IX

                            Miscellaneous

     Section 9.1 No Waiver; Cumulative Remedies. No failure or delay on the part of the Lender in exercising any right, power or remedy under the Loan Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any such right, power or remedy preclude any other or further exercise thereof or the exercise of any other right, power or remedy under the Loan Documents. The remedies provided in the Loan Documents are cumulative and not exclusive of any remedies provided by law.

     Section 9.2 Amendments, Etc. No amendment, modification, termination or waiver of any provision of any Loan Document or consent to any departure by the
Borrower therefrom or any release of a Security Interest shall be effective unless the same shall be in writing and signed by the Lender, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No notice to or demand on the Borrower in any case shall entitle the Borrower to any other or further notice or demand in similar or other circumstances.

     Section 9.3 Addresses for Notices, Etc. Except as otherwise expressly provided herein, all notices, requests, demands and other communications provided for under the Loan Documents shall be in writing and shall be (a) personally delivered, (b) sent by first class United States mail, (c) sent by overnight courier of national reputation, or (d) transmitted by telecopy, in each case addressed to the party to whom notice is being given at its address as set forth below and, if telecopied, transmitted to that party at its telecopier number set forth below:

          If to the Borrower:

          Golden Pharmaceuticals, Inc.
          1313 Washington Avenue
          Golden, Colorado 80401
          Telecopier: (303) 279-4390
          Attention: Charles Drummond

          If to the Lender:

          Norwest Bank Minnesota, National Association
          Norwest Center
          Sixth Street and Marquette Avenue
          Minneapolis, Minnesota 55479-0089
          Telecopier: (612) 667-8589
          Attention: Ron Leaf

or, as to each party, at such other address or telecopier number as may hereafter be designated by such party in a written notice to the other party complying as to delivery with the terms of this Section. All such notices, requests, demands and other communications shall be deemed to have been given on
(a) the date received if personally delivered, (b) when deposited in the mail if delivered by mail, (c) the date sent if sent by overnight courier, or (d) the date of transmission if delivered by telecopy, except that notices or requests to the Lender pursuant to any of the provisions of Article II hereof shall not be effective until received by the Lender.

     Section 9.4 Financing Statement. A carbon, photographic or other reproduction of this Agreement or of any financing statements signed by the Borrower is sufficient as a financing statement and may be filed as a financing statement in any state to perfect the security interests granted hereby. For this purpose, the following information is set forth:

          Name and address of Debtor:

          Golden Pharmaceuticals, Inc.
          1313 Washington Avenue
          Golden, Colorado 80401
          Federal Tax Identification No. 84-0645174

          Name and address of Secured Party:

          Norwest Bank Minnesota, National Association
          Norwest Center
          Sixth Street and Marquette
          Minneapolis, Minnesota 55479-0089

     Section 9.5 Further Documents. The Borrower will from time to time execute and deliver or endorse any and all instruments, documents, conveyances, assignments, security agreements, financing statements and other agreements and writings that the Lender may reasonably request in order to secure, protect, perfect or enforce the Security Interests or the rights of the Lender under this
Agreement (but any failure to request or assure that the Borrower executes, delivers or endorses any such item shall not affect or impair the validity, sufficiency or enforceability of this Agreement and the Security Interests, regardless of whether any such item was or was not executed, delivered or endorsed in a similar context or on a prior occasion).

     Section 9.6 Collateral. This Agreement does not contemplate a sale of accounts, contract rights or chattel paper, and, as provided by law, the Borrower is entitled to any surplus and shall remain liable for any deficiency.
The Lender's duty of care with respect to Collateral in its possession (as imposed by law) shall be deemed fulfilled if it exercises reasonable care in physically keeping such Collateral, or in the case of Collateral in the custody or possession of a bailee or other third person, exercises reasonable care in the selection of the bailee or other third person, and the Lender need not otherwise preserve, protect, insure or care for any Collateral. The Lender shall not be obligated to preserve any rights the Borrower may have against prior parties, to realize on the Collateral at all or in any particular manner or order or to apply any cash proceeds of the Collateral in any particular order of application.

     Section 9.7 Costs and Expenses. The Borrower agrees to pay on demand all costs and expenses, including (without limitation) attorneys' fees, incurred by the Lender in connection with the Obligations, this Agreement, the Loan Documents and any other document or agreement related hereto or thereto, and the transactions contemplated hereby, including, without limitation, all such costs, expenses and fees incurred in connection with the negotiation, preparation, execution, amendment, administration, performance, collection and enforcement of the Obligations and all such documents and agreements and the creation, perfection, protection, satisfaction, foreclosure or enforcement of the Security
Interests.

     Section 9.8 Indemnity. In addition to the payment of expenses pursuant to Section 9.7 hereof and the environmental indemnity pursuant to Section 6.4 hereof, the Borrower agrees to indemnify, defend and hold harmless the Lender, and any of its participants, parent corporations, subsidiary corporations, affiliated corporations, successor corporations, and all present and future officers, directors, employees and agents of the foregoing (the "Indemnitees"), from and against (i) any and all transfer taxes, documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement and the other Loan Documents or the making of the Advances, and (ii) any and all liabilities, losses, damages, penalties, judgments, suits, claims, costs and expenses of any kind or nature whatsoever (including, without limitation, the reasonable fees and disbursements of counsel) in connection with any investigative, administrative or judicial proceedings, whether or not such Indemnitee shall be designated a party thereto, which may be imposed on, incurred by or asserted against such Indemnitee, in any manner relating to or arising out of or in connection with the making of the Advances, this Agreement and all other Loan Documents or the use or intended use of the proceeds of the Advances (the "Indemnified Liabilities"). If any investigative, judicial or administrative proceeding arising from any of the foregoing is brought against any Indemnitee, upon request of such Indemnitee, the Borrower, or counsel designated by the Borrower and satisfactory to the Indemnitee, will resist and defend such action, suit or proceeding to the extent and in the manner directed by the Indemnitee, at the Borrower's sole cost and expense. Each Indemnitee will use its best efforts to cooperate in the defense of any such action, suit or proceeding. If the foregoing undertaking to indemnify, defend and hold harmless may be held to be unenforceable because it violates any law or public policy, the Borrower shall nevertheless make the maximum contribution to the payment and satisfaction of each of the Indemnified
Liabilities which is permissible under applicable law. The obligation of the Borrower under this Section 9.8 shall survive the termination of this Agreement and the discharge of the Borrower's other Obligations.

     Section 9.9 Participants. The Lender and its participants, if any, are not partners or joint venturers, and the Lender shall not have any liability or responsibility for any obligation, act or omission of any of its participants. All rights and powers specifically conferred upon the Lender may be transferred or delegated to any of the participants, successors or assigns of the Lender.

     Section 9.10 Execution in Counterparts. This Agreement and other Loan Documents may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which counterparts, taken together, shall constitute but one and the same instrument.

     Section 9.11 Binding Effect; Assignment; Complete Agreement. The Loan Documents shall be binding upon and inure to the benefit of the Borrower and the
Lender and their respective successors and assigns, except that the Borrower shall not have the right to assign its rights thereunder or any interest therein without the prior written consent of the Lender. This Agreement, together with the Loan Documents, comprises the complete and integrated agreement of the parties on the subject matter hereof and supersedes all prior agreements, written or oral, on the subject matter hereof.

     Section 9.12 Governing Law; Jurisdiction, Venue; Waiver of Jury Trial. The Loan Documents shall be governed by and construed in accordance with the substantive laws (other than conflict laws) of the State of Colorado. Each party consents to the personal jurisdiction of the state and federal courts located in the State of Colorado in connection with any controversy related to this Agreement, waives any argument that venue in any such forum is not convenient and agrees that any litigation initiated by any of them in connection with this Agreement shall be venued in either the District Court of the City and
County of Denver, Colorado, or the United States District Court, District of Colorado. The parties waive any right to trial by jury in any action or proceeding based on or pertaining to this Agreement.

     Section 9.13 Severability of Provisions. Any provision of this Agreement which is prohibited or unenforceable shall be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof.

     Section 9.14 Headings. Article and Section headings in this Agreement are included herein for convenience of reference only and shall not constitute a part of this Agreement for any other purpose.


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers thereunto duly authorized as of the date first above written.

                              GOLDEN PHARMACEUTICALS, INC.



                              By
                              Its:


                              NORWEST BANK MINNESOTA, NATIONAL
                              ASSOCIATION


                              By
                              Its:
                          Exhibit A to Credit and Security Agreement

                           PROMISSORY NOTE

$4,000,000                                          Denver, Colorado
                                                     August __, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation (the "Borrower"), hereby promises to pay to the order of Norwest Bank Minnesota, National Association (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Four Million and No/100 Dollars ($4,000,000), together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security
Agreement of even date herewith (the "Credit Agreement") by and between the Lender and the Borrower. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Its:
                          Exhibit B to Credit and Security Agreement



                                Names

                    Golden Pharmaceuticals, Inc.
               Benedict Nuclear Pharmaceuticals, Inc.

         Chief Executive Office/Principal Place of Business

                       1313 Washington Avenue
                       Golden, Colorado 80401

                           710 14th Street
                       Golden, Colorado 80401





               Other Inventory and Equipment Locations

None





                            Subsidiaries

                 Quality Care Pharmaceuticals, Inc.
                     Golden Research CorporationExhibit C to Credit and Security Agreement



            Permitted Liens, Indebtedness and Guaranties



                                Liens

                                None


                            Indebtedness

                                None


                             Guaranties

     Guaranty of indebtedness of Quality Care Pharmaceuticals in favor of Norwest Credit, Inc.
                          Exhibit D to Credit and Security Agreement

                       Compliance Certificate

     In accordance with our Credit and Security Agreement dated as of August __, 1995 (the "Credit Agreement"), attached are the financial statements of
____________________ (the "Borrower") as of and for the month and year-to-date period ended __________, 199_ (the "Current Financials").

     I certify that the Current Financials have been prepared in accordance with generally accepted accounting principles applied on a basis consistent with the accounting practices reflected in the financial statements referred to in
Section 5.5 of the Credit Agreement, subject to year-end audit adjustments.

Defaults and Events of Default (check one)

          I have no knowledge of the occurrence of any Default or Event of Default under the Credit Agreement which has not previously been reported to you and remedied.

          Attached is a detailed description of all Defaults and Events of Default of which I have knowledge and which have not previously been reported to you and remedied.

     For the date and periods covered by the Current Financials, the Borrower is in compliance with the covenants set forth in Sections 6.12 through 6.14 and
7.10 of the Credit Agreement, except as indicated below. The calculations made to determine compliance are as follows:

Covenant,Actual,Requirement
6.12),,
6.13),,
6.14),,
6.15),,
7.10),,


                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Its:                                  Exhibit E
to Credit and Security Agreement


                              Premises

     The Premises referred to in the Credit and Security Agreement are described as follows:

                       1313 Washington Avenue
                       Golden, Colorado 80401


                           710 14th Street
                       Golden, Colorado 80401Exhibit 10.13

    Promissory Note dated August 7, 1995 executed by the Company in favor of Norwest Bank Minnesota, National Association in the principal amount of $4,000,000

                           PROMISSORY NOTE

$4,000,000                                          Denver, Colorado
                                                      August 7, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation (the "Borrower"), hereby promises to pay to the order of Norwest Bank Minnesota, National Association (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Four Million and No/100 Dollars ($4,000,000), together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security
Agreement of even date herewith (the "Credit Agreement") by and between the Lender and the Borrower. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Its:

                            Exhibit 10.14

     Revolving Note dated August 7, 1995 executed by the Company in favor of Norwest Credit, Inc. in the principal amount of $400,000

                           REVOLVING NOTE


$400,000                                            Denver, Colorado
                                                      August 7, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation (the "Borrower"), hereby promises to pay to the order of Norwest Credit, Inc., a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Four Hundred Thousand and No/100 Dollars ($400,000) together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security Agreement of even date herewith (the "Credit Agreement") by and between the Lender, the Borrower and Quality Care Pharmaceuticals, Inc. The principal hereof shall be payable in equal monthly installments of $6,667.00 each, commencing on September 1, 1995, and continuing on the first day of each month thereafter until August 1, 2000, when the principal balance hereof shall be due and payable in full. Interest accruing thereon shall be due and payable on the last day of each month and on maturity or earlier payment in full.
This
Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Term Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:                                Exhibit
10.15

     Revolving Note dated August 7, 1995 executed by the Company in favor of Norwest Credit, Inc. in the principal amount of $2,500,000

REVOLVING NOTE


$2,500,000Denve                                          r, Colorado
                                                      August 7, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation, (the "Borrower"), hereby promises to pay on July 31, 2000, to the order of Norwest Credit, Inc. (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United States of America and in immediately available funds, the principal sum of Two Million and Five Hundred Thousand and No/100 Dollars ($2,500,000), or, if less, the aggregate unpaid principal amount of all advances made by the Lender to he Borrower hereunder, together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security Agreement of even date herewith (the "Credit Agreement") by and between the Lender, the Borrower and Quality Care Pharmaceuticals, Inc. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the Golden Revolving Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrower hereby agrees to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.

     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:
                            Exhibit 10.16

 Revolving Note dated August 7, 1995 executed by the Company and QCP in favor of Norwest Credit, Inc. in the principal amount of $2,500,000

                           REVOLVING NOTE


$2,500,000                                          Denver, Colorado
                                                      August 7, 1995

     For value received, the undersigned, GOLDEN PHARMACEUTICALS, INC., a Colorado corporation, and QUALITY CARE PHARMACEUTICALS, INC., a California corporation (the "Borrowers"), hereby jointly and severally promise to pay on July 31, 2000, to the order of Norwest Credit, Inc,, a Minnesota corporation (the "Lender"), at its main office in Minneapolis, Minnesota, or at any other place designated at any time by the holder hereof, in lawful money of the United
States of America and in immediately available funds, the principal sum of Two Million Five Hundred Thousand and No/100 Dollars ($2,500,000) or, if less, the aggregate unpaid principal amount of all advances made by the Lender to the Borrowers hereunder, together with interest on the principal amount hereunder remaining unpaid from time to time, computed on the basis of the actual number of days elapsed and a 360-day year, from the date hereof until this Note is fully paid at the rate from time to time in effect under the Credit and Security
Agreement of even date herewith (the "Credit Agreement") by and between the Lender and the Borrowers. The principal hereof and interest accruing thereon shall be due and payable as provided in the Credit Agreement. This Note may be prepaid only in accordance with the Credit Agreement.

     This Note is issued pursuant, and is subject, to the Credit Agreement, which provides, among other things, for acceleration hereof. This Note is the QCP Revolving Note referred to in the Credit Agreement.

     This Note is secured, among other things, pursuant to the Credit Agreement and the other Loan Documents as therein defined, and may now or hereafter be secured by one or more other security agreements, mortgages, deeds of trust, assignments or other instruments or agreements.

     The Borrowers hereby jointly and severally agree to pay all costs of collection, including attorneys' fees and legal expenses in the event this Note is not paid when due, whether or not legal proceedings are commenced.
     Presentment or other demand for payment, notice of dishonor and protest are expressly waived.

                              GOLDEN PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:


                              QUALITY CARE PHARMACEUTICALS, INC.


                              By
                              Name:
                              Title:












































                             Exhibit 21

Subsidiaries of the Company


























































Subsidiaries of the Company


                                  Quality Care Pharmaceuticals, Inc., a
California Corporation

Golden Research Corporation, a Delaware Corporation






















































Exhibit 27

Financial Data Schedule