Form 10KSB/A
period 1995-08-31
GOLDEN PHARMACEUTICALS INC
filed 1995-12-18
CIK 312651

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                           FORM 10-KSB/A

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

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 21, 1995 was $5,479,895. This calculation is based upon the average of the bid ($.085) and asked ($.12) prices of the voting stock on November 21, 1995.

     The number of shares of common stock outstanding as of November 21, 1995 was 93,963,919.

     Transitional Small Business Disclosure Format:  Yes       No       Item