Form 10QSB
period 1995-11-30
GOLDEN PHARMACEUTICALS INC
filed 1996-01-22
CIK 312651

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 1995

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

     (303-279-9375)
(Issuer's telephone number)
                                 Check whether the issuer (1) filed all reports
required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X   No


The number of shares outstanding of the issuers Common Stock, no par value as of January 12, 1996 was 90,757,755 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X










                              Part I

Item 1.   FINANCIAL STATEMENTS
GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                 ASSETS

                                       November 30,       August 31,
                                           1995              1995

CURRENT ASSETS:
  Cash and Cash Equivalents                   $ 70,510      $    49,557
  Receivables
   Trade, net of allowance for doubtful
    accounts of $66,770 and $63,700 at
    November 30 and August 31, 1995          1,069,366        1,255,475
  Inventories                                  668,296          674,955
  Prepaid expenses                             187,091          131,613
  Deferred Taxes                               380,000          380,000
  Note Receivable                              165,000          165,000

     TOTAL CURRENT ASSETS                    2,540,263        2,656,600


PROPERTY, PLANT AND EQUIPMENT- AT COST       2,781,995        2,736,714
 Less accumulated depreciation
   and amortization                          1,703,935        1,659,768
                                             1,078,060        1,076,946

OTHER ASSETS
 Goodwill, less accumulated amortization
  of $66,171 and $16,543 at November 30
  and August 31, 1995, respectively          3,954,683        3,953,735
 Non-compete Agreement                         161,116          172,624
 Deferred income taxes                         220,000          220,000
    TOTAL OTHER ASSETS                       4,335,799        4,346,359

                                            $7,954,122       $8,079,905
ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS(Unaudited)
                                 LIABILITIES AND STOCKHOLDERS'  EQUITY

                                        November 30,        August 31,
                                              1995               1995
CURRENT LIABILITIES:
  Note payable                             $    910,649      $    343,454
  Current maturities of long-term debt          247,519           276,179
  Current maturities of capitalized lease
    obligations                                  33,375            33,375
  Accounts payable                              783,421         1,198,689
  Accrued liabilities
   Salaries, wages and other compensation            -            133,192
    Interest                                     41,117            36,183
    Other                                        97,741            19,859

     TOTAL CURRENT LIABILITIES                2,113,822         2,040,931

LONG-TERM OBLIGATIONS, less current
  maturities                                  4,314,289         4,314,936

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities                            157,043           178,745

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
  shares authorized; and 90,692,583 and
  93,967,583 issued and outstanding, at
  November 30, and August 31, 1995,
  respectively                               21,288,851        21,288,851

Treasury stock                                  (90,562)               -

Preferred stock- no par value; 10,000,000
  shares authorized Class A 15%/30% cumulative
  convertible  29,653 shares, issued and
  outstanding at November 30, and August 31,
  1995                                          292,558           292,558

DIVIDENDS ACCRUED ON PREFERRED STOCK            433,393           433,393

Accumulated deficit                         (20,555,272)      (20,469,509)

     TOTAL STOCKHOLDERS' EQUITY               1,368,968         1,545,293

                                           $  7,954,122      $  8,079,905


ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                 Three Months Ended
     November 30,

                                                 1995           1994
 REVENUES:
  Net sales                                     $2,264,773     $  898,560
  Cost of Sales                                  1,439,880        369,979

GROSS MARGIN:                                      824,893        528,581

  Selling, general and administrative              711,044        340,712

OPERATING INCOME                                   113,849        187,869

OTHER INCOME/(EXPENSE)
  Interest Expense                                (180,191)       (16,390)
  Other Income                                       2,148          1,196

     TOTAL OTHER INCOME/(EXPENSE)                 (178,043)       (15,194)

     INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                            (64,194)       172,675

INCOME TAX (BENEFIT) EXPENSE                        21,400          4,206

     INCOME BEFORE EXTRAORDINARY ITEMS             (85,594)       168,469

EXTRAORDINARY ITEM
  Settlement of trade accounts payable                  -          99,677

     NET INCOME                               $    (85,594)    $  268,146

PRIMARY EARNINGS PER SHARE
  Before extraordinary item                              *              *
  Extraordinary item                                     *              *

PRIMARY EARNINGS PER SHARE                               *              *

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                 Three Months Ended
     November 30,

                                                 1995           1994
FULLY DILUTED EARNINGS PER SHARE
  Before extraordinary item                  $           *    $         *

  Extraordinary item                                     *              *

FULLY DILUTED EARNINGS PER SHARE              $          *    $         *

WEIGHTED AVERAGE SHARES OUTSTANDING            101,403,953    105,324,724

*  Less than $.01 per share
ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three Months Ended
                                                  November 30,
                                                  1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                $(85,594)      $268,146
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Gain on settlement of note payable                  -         (99,677)
    Common Stock issued for consulting services         -          37,500
    Depreciation and amortization                  105,303         20,696
    (Increase) decrease in -
      Accounts receivable                          186,109         41,878
      Inventory                                      6,659        (17,000)
      Prepaid expenses and other                   (55,478)        (6,663)
    Increase (decrease) in -
      Accounts payable                            (415,437)           (92)
      Accrued interest and other                   (50,376)         3,030

          TOTAL ADJUSTMENTS                       (223,220)       (20,328)

          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                              (308,814)       247,818

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment               (45,281)       (52,330)
  Purchase of treasury stock                       (90,562)            -
  Addition to goodwill                             (50,576)            -

     NET CASH (USED) BY INVESTING ACTIVITIES      (186,419)       (52,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of note payable                         (51,009)      (241,678)
  Issuance of line of credit                     2,162,374             -
  Payments on line of credit                    (1,595,179)            -

     NET CASH (USED) BY FINANCING ACTIVITIES       516,186       (241,678)

NET INCREASE (DECREASE) IN CASH                     20,953        (46,190)

CASH, Beginning of period                           49,557         94,792

CASH, End of period                          $      70,510   $     48,602

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three Months Ended
                                                    November 30,

                                                 1995          1994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                                  $ 102,309       $ 16,390

  Income taxes paid                              $  21,400      $   4,200

NON-CASH TRANSACTIONS
  Settlement of note payable                     $     -         $ 99,677
  Issuance of Stock for Consulting
   Services                                      $     -         $ 37,500
                   GOLDEN PHARMACEUTICALS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   SUMMARY OF ACCOUNTING POLICIES

The accompanying unaudited financial statements of Golden Pharmaceuticals, Inc. and its consolidated subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

The accompanying unaudited condensed financial statements and disclosures reflect all adjustments which, in the opinion of the management, are necessary for a fair presentation of the results of operations, financial position, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for the full year.

The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1995 as filed with the Securities and Exchange Commission.

Net Income Per Common Share - Net income per common share was determined by dividing net income, as adjusted below, by applicable weighted average shares outstanding.

                                                Three months Ended
                                                   November 30,
                                                1995           1994
Income before extraordinary
 item as reported                                 ($85,594)      $168,469
 Extraordinary item                                  -0-           99,677


     NET INCOME                                  ($ 85,594)     $ 268,146
Weighted average number of
 shares outstanding                            101,403,953    105,324,724

Common stock equivalents and stock held in escrow have been included in the computation for the three months ended November 30, 1995 and 1994. The common stock equivalents that have been included in the computation for earnings per share are stock options, Class A Convertible Preferred Stock, 15%/30% Cumulative Convertible Preferred Stock, and accrued dividends on the 15%/30% Cumulative Convertible Preferred Stock.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

Note 2.   ACQUISITION OF QUALITY CARE PHARMACEUTICALS, INC.

On August 7, 1995, the Company purchased all of the issued and outstanding capital stock of Quality Care Pharmaceuticals, Inc., a California corporation ("QCP") pursuant to a Stock Purchase Agreement (the "Agreement") among the Company, QCP and the shareholders of QCP. The Company paid a total of $3,718,750 in cash for QCP, of which $222,065 is being held in escrow to secure the indemnification obligations of certain shareholders of QCP pending the Company's receipt of audited financial statements for QCP for the fiscal year ending December 31, 1995.

QCP is engaged in the repackaging and distribution of pharmaceutical products. QCP's customers include physicians, hospitals, group practices, managed care programs and other legally constituted medical facilities throughout the United States. QCP's assets include, but are not limited to, (I) contracts with pharmaceutical suppliers and distributors, (ii) certain building and equipment leases, (iii) licenses and permits, and (iv) certain intellectual property. In connection with the Agreement, the Company entered into employment agreements with Daniel B. Guinn and Gary A. Klingsheim, the President and Executive Vice President, respectively, of QCP.

To facilitate the financing of the acquisition of QCP, the Company obtained from a national bank (the "Bank") a $4,000,000 term loan (the "Term Loan"), a $2,500,000 revolving line of credit (the "Revolving Facility") and a $400,000 term loan. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources."

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Three Months Ended November 30, 1995 Compared to Three Months Ended November 30, 1994

Net Sales - Net sales totaled $2,264,773 for the three months ended
November 30, 1995, as compared to $898,560 for the three months ended November 30, 1994. The increase of $1,366,213 or 152% was primarily attributable to the consolidation of QCP's operations with the Company's, of which QCP represented $1,327,112 of the increase.

Cost of Sales - Cost of sales as a percent of net sales for the three months ended November 30, 1995 was 64% as compared to 41% for the three months ended November 30, 1994. The increase was primarily the result of the consolidation
of QCP's operations with the Company's.   QCP's cost of sales are higher than
the Company's due to the fact that QCP purchases pharmaceuticals in bulk from third parties for repackaging and distribution. The Company's cost of sales are lower than QCP's because the Company manufactures its products from raw materials which have lower margins. Cost of sales for the Company for the three months ended November 30, 1995 was 47% prior to the consolidation. The increase of 6% was primarily the result of manufacturing equipment depreciation and manufacturing facility utility costs alocated to Cost of Sales for the three months ended November 30, 1995. These costs were recorded in S,G&A during the same period in 1994.

Selling General and Administration - Selling, general and administrative expenses ("SG&A") for the three months ended November 30, 1995 were $711,044 as compared to $340,712 for the three months ended November 30, 1994. This increase of $370,322 or 109% is primarily the result of the consolidation of QCP's operations with the Company's. SG&A for the three months ended November 30, 1995 were $368,037 prior to the consolidation.

Interest Expense - Interest expense for the three months ended November 30, 1995 was $180,191 as compared to $16,390 for the three months ended
November 30, 1994. The increase of $163,801 was primarily the result of the increase in the Company's total debt in connection with the acquisition of QCP and the establishment of the Revolving Facility.

Net income (loss) - The Company reported a net loss of $85,594 for the three months ended November 30, 1995 compared to net income of $268,146 for the same period in 1994. The net loss was a result of the increased expenses described above resulting from the consolidation of QCP's operations with the Company's for the three months ended November 30, 1995. The Company had a net loss of $65,290 prior to the consolidation, which was primarily a result of
(I) approximately $120,000 in interest expenses; (ii) the accrual of approximately $34,500 in contingent interest expenses; and (iii) $66,600 for amortization of goodwill and noncompete agreements. In addition, net income for the three months ended November 30, 1994 included $99,677 in an extraordinary item relating to the settlement of certain trade payables.




                 LIQUIDITY AND CAPITAL RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of November 30, 1995 as compared to August 31, 1995.

                                                November 30,    August 31,
                                             1995             1995
     Current Assets                          *$2,540,263     *$2,656,600
     Current Liabilities                       2,113,822       2,040,931
     Net Working Capital (Deficiency)         $  426,441      $  615,669

*Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial Net Operating Loss Carryforward.


At November 30, 1995, the Company had $70,510 in cash and $2,469,753 in other current assets as compared to $49,557 in cash and $2,607,043 in other current assets for the year ended August 31, 1995. Current liabilities were $2,113,822 at November 30, 1995 compared to $326,289 at November 30, 1994 which resulted in a working capital position of $426,441 and a current ratio of 1.2:1. The increase in current liabilities was a result of the consolidation of the current liabilities of QCP with the Company's at November 30, 1994. For the three months ended November 30, 1995, the Company generated cash flow from operations of ($308,814) as compared to $247,818 for the three months ended November 30, 1994. The $556,632 decrease in cash flow is primarily attributable to the net loss for the current period and the consolidation of QCP operations with the Company. During the period QCP paid $415,345 in outstanding payables.

To facilitate the financing of the acquisition of QCP, to refinance existing debt of the Company and QCP and to provide working capital for the Company and QCP, the Company obtained the Term Loan and the Revolving Facility. Interest on the Term Loan is payable at the Bank prime plus 3% (which totaled 8.75% at November 30, 1995). The Term Loan is payable in sixteen quarterly installments of $125,000 to be made August 1, 1996 through August 1, 2000 with a lump sum payment of $2,000,000 due in August 2000. The Revolving Facility is payable at the Bank prime plus 2% and expires in August, 2000. At
November 30, 1995 the balance on the Revolving Facility was $910,649 and the interest rate was 10.75%. The Company has an additional term loan of $400,000 with an interest rate at the Bank prime plus 3% (which totaled 11.75% at November 30, 1995) and which is payable in monthly installments of $6,667 through August 1, 2000. The balance at November 30, 1995 was $380,000. At November 30, 1995, the Company was not in compliance with book net worth, debt service coverage, interest coverage and net income covenants contained in the Credit Agreement with the Bank. The Company and the Bank are currently in negotiations concerning amendments to the Credit Agreement which would cure the existing defaults effective as of November 30, 1995. The Company is confident that the Credit Agreement will be amended to cure the defaults. However, these amendments have not been approved by the Bank.

As of November 30, 1995, the Company has two notes receivable agreements totaling $165,000 from Harvey G. Mozer, an individual. Mr. Mozer is a principal of New Crawford, and an officer and director of Gulch Holdings Company. These loans are evidenced by promissory notes in the principal amounts of $85,000 and $80,000, respectively, and provide for interest on the unpaid principal balance at the prime rate plus 1% as charged by the Company's bank (totaling 9.75% at November 30, 1995). The first note matured on December 31, 1995 and was not paid. However, the Company and Mr. Mozer are currently negotiating an extension for the due date on this note. The second note matures February 29, 1996.

The Company's long term debt at November 30, 1995 consisted of notes payable to the Bank, including the current portion thereof, totaling $4,718,851 incurred primarily as a result of the acquisition of QCP.

The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $52,227 and $80,704, respectively, for the fiscal year ending August 31, 1996.

As of November 30, 1995, the Company had net operating loss carryforwards of approximately $17,467,000 available to reduce taxable income through 2006 for federal and state income tax reporting purposes.

The Company believes that the Revolving Facility with the Bank and net cash provided from operating activities will provide sufficient sources of liquidity to fund the Company's future financial requirements. In the event that the Company should require significant expansion of its business resulting in additional capital requirements or if the Revolving Line and net cash from operations are inadequate to fund the Company's financial equirements, the Company would attempt to raise additional capital through the placement of debt or equity. However, there can be no assurance that the Company would be able to secure such financing, or, if so, that the terms of such financing would be acceptable to the Company.

The Company's long-term capital expenditure requirements will depend upon numerous factors, including the demand for the Company's product and any expansion activities. The Company anticipates that QCP will need approximately $700,000 for capital expenditures in the current fiscal year to upgrade its production line. The Company expects that the majority of these expenditures will be in the form of capital leases and will be funded through operations and the Revolving Facility. However, the Company does not have any commitments for capital leases and there are no assurances that the Company will be able to secure such financing or, if so, that the terms of such financing would be acceptable to the Company.

Although the Company experienced a net loss for the three months ended November 30, 1995 for the reasons discussed above, the Company is currently experiencing its highest level of sales to date. Although QCP is currently generating a net loss, the Company's management believes QCP will begin to generate net income in the third and fourth quarters of fiscal 1996 as a result of an expected reduction in expenses and increase in sales due to more efficient production methods.
Item 6.                 Exhibits and Reports on Form 8-K

     a.                                        Exhibits:


          Exhibit 11     Statement Regarding Computation of Per Share Earnings

          Exhibit 27     Financial Data Schedule

     b.   Reports on Form 8-K

          1.   A Current Report on Form 8-K dated October 2, 1995 was filed
               under     Item 8.

          2. An Amendment to the Current Report on Form 8-K dated October 2, 1995 was filed under Item 8.

          3. An amendment to the Current Report on Form 8-K dated August 7, 1995 was filed on October 23, 1995 under Item 7.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDEN PHARMACEUTICALS, INC.
                                   (Registrant)



DATED:    January 16, 1996    BY:  /s/ Glen H. Weaver
                                   Glen H. Weaver,
                                   Vice President, Finance








                          Exhibit No. 11

                        To The Form 10-QSB

         For The Quarterly Period Ended November 30, 1995
                          EXHIBIT NO. 11

                   GOLDEN PHARMACEUTICALS, INC.

      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                               Three months Ended
                                                   November 30,
                                               1995              1994
Shares of common stock and
  equivalents outstanding at
  beginning of period                       106,331,371       94,733,790

Weighted-average shares or
  equivalents issued during
  the period                                    410,737       10,578,846

Weighted-average shares or
  equivalents canceled during
  the period                                 (5,958,242)               0

Weighted-average shares assumed
  issued under stock option plans
  during the period                             620,087           12,088

Average common and common
  stock equivalents
  outstanding                               101,403,953      105,324,724

Income before extraordinary
  item                                         $(85,594)        $168,469

Extraordinary Item                                    0           99,677


Accrual of dividends on 15%/30%
  convertible preferred stock                         0          (22,179)

Net Income                                  $   (85,594)       $ 245,967

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