Form 10QSB
period 1996-02-29
GOLDEN PHARMACEUTICALS INC
filed 1996-04-15
CIK 312651

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 1996

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


The number of shares outstanding of the issuers Common Stock, no par value as of April 15, 1996 was 106,259,945 shares.

Transitional Small Business Disclosure Format (check one):  Yes        No  X


















Part I
                                 Item 1.   FINANCIAL STATEMENTS
GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                 ASSETS

                                       February 29,       August 31,
                                           1996              1995

CURRENT ASSETS:
  Cash and Cash Equivalents                      $ 906      $    49,557
  Receivables
   Trade, net of allowance for doubtful
    accounts of $36,972 and $63,700 at
    February 29, 1996 and August 31, 1995    1,225,542        1,255,475
  Inventories                                  990,481          674,955
  Prepaid expenses                             200,019          131,613
  Deferred Taxes                               380,000          380,000
  Note Receivable                              165,000          165,000

     TOTAL CURRENT ASSETS                    2,961,948        2,656,600


PROPERTY, PLANT AND EQUIPMENT- AT COST       3,109,224        2,736,714
 Less accumulated depreciation
   and amortization                          1,869,032        1,659,768
                                             1,240,192        1,076,946

OTHER ASSETS
 Goodwill, less accumulated amortization
  of $99,258 and $16,543 at February 29,
  1996 and August 31, 1995, respectively     3,934,133        3,953,735
 Non-compete Agreement                         155,362          172,624
 Deferred income taxes                         220,000          220,000
    TOTAL OTHER ASSETS                       4,309,495        4,346,359

                                            $8,511,635       $8,079,905
ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                 LIABILITIES AND STOCKHOLDERS'  EQUITY

                                        February 29,        August 31,
                                              1996               1995
CURRENT LIABILITIES:
  Note payable                           $    1,097,978      $    343,454
  Current maturities of long-term debt          235,200           276,179
  Current maturities of capitalized lease
    obligations                                  33,375            33,375
  Accounts payable                            1,015,674         1,198,689
  Accrued liabilities
   Salaries, wages and other compensation        21,088           133,192
    Interest                                    111,820            36,183
    Other                                       104,147            19,859

     TOTAL CURRENT LIABILITIES                2,619,282         2,040,931

LONG-TERM OBLIGATIONS, less current
  maturities                                  4,308,331         4,314,936

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities                            149,677           178,745

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
  shares authorized; and 94,259,945 and
  93,967,583 issued and outstanding, at
  February 29,1996, and August 31, 1995,
  respectively                               21,393,851        21,288,851

Treasury stock                                  (90,562)               -

Preferred stock- no par value; 10,000,000
  shares authorized Class A 15%/30% cumulative
  convertible  29,653 shares, issued and
  outstanding at February 29, 1996, and
  August 31, 1995                               292,558           292,558

Dividends accrued on preferred stock            433,393           433,393

Accumulated deficit                         (20,594,895)      (20,469,509)

     TOTAL STOCKHOLDERS' EQUITY               1,434,345         1,545,293

                                           $  8,511,635      $  8,079,905











ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                Six Months Ended
                                                  February 29,

                                               1996             1995
 REVENUES:
  Net sales                                    $ 4,741,014    $ 1,780,369
  Cost of Sales                                  3,179,902        809,003

GROSS MARGIN:                                    1,561,112        971,366

  Selling, general and administrative            1,286,944        569,943

OPERATING INCOME                                   274,168        401,423

OTHER INCOME/(EXPENSE)
  Interest Expense                                (385,746)       (29,002)
  Other Income                                       7,592          5,478

     TOTAL OTHER INCOME/(EXPENSE)                 (378,154)       (23,524)

     INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                           (104,029)       377,899

INCOME TAX (BENEFIT) EXPENSE                        21,400          5,606

     INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS     (125,386)       372,293

EXTRAORDINARY ITEM
  Settlement of trade accounts payable                 -           99,677

     NET INCOME (LOSS)                       $    (125,386)   $   471,970

PRIMARY EARNINGS PER SHARE
  Before extraordinary item                              *              *
  Extraordinary item                                     *              *

PRIMARY EARNINGS PER SHARE                               *              *

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                 Six Months Ended
                                                   February 29,

                                                 1996           1995
FULLY DILUTED EARNINGS PER SHARE
  Before extraordinary item                  $           *    $         *

  Extraordinary item                                     *              *

FULLY DILUTED EARNINGS PER SHARE              $          *    $         *

WEIGHTED AVERAGE SHARES OUTSTANDING             89,548,240    105,723,962

*  Less than $.01 per share










































ITEM 1.                    FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                               Three Months Ended
                                                  February 29,

                                                 1996           1995
 REVENUES:
  Net sales                                     $2,476,241      $ 881,809
  Cost of Sales                                  1,740,022        439,024

GROSS MARGIN:                                      736,219        442,785

  Selling, general and administrative              575,943        229,231

OPERATING INCOME                                   160,276        213,554

OTHER INCOME/(EXPENSE)
  Interest Expense                                (205,555)       (12,612)
  Other Income                                       5,444          4,282

     TOTAL OTHER INCOME/(EXPENSE)                 (200,111)        (8,330)

     INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                            (39,835)       205,224

INCOME TAX (BENEFIT) EXPENSE                           -            1,400


     INCOME BEFORE EXTRAORDINARY ITEMS             (39,835)       203,824

EXTRAORDINARY ITEM
  Settlement of trade accounts payable                 -              -

     NET INCOME                               $    (39,835)   $   203,824

PRIMARY EARNINGS PER SHARE
  Before extraordinary item                              *              *
  Extraordinary item                                     *              *

PRIMARY EARNINGS PER SHARE                               *                *

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                Three Months Ended
                                                   February 29,

                                                 1996           1995
FULLY DILUTED EARNINGS PER SHARE
  Before extraordinary item                   $          *    $         *

  Extraordinary item                                     *              *

FULLY DILUTED EARNINGS PER SHARE              $          *    $         *

WEIGHTED AVERAGE SHARES OUTSTANDING             89,589,999    105,723,962

*  Less than $.01 per share









































ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                Six Months Ended
                                                  February 29,
                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                               $(125,386)      $471,970
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Gain on settlement of note payable                  -         (99,677)
    Common Stock issued for consulting services         -          37,500
    Depreciation and amortization                  325,784         42,602
    Gain on sale of assets                              -          (2,400)
    (Increase) decrease in -
      Accounts receivable                           29,933        (55,475)
      Inventory                                   (315,526)       (21,404)
      Note receivable                                   -        (231,881)
      Prepaid expenses and other                   (68,406)       (14,344)
    Increase (decrease) in -
      Accounts payable                            (183,015)       113,961
      Accrued interest and other                    47,821        (12,616)
      Note payable-related party                        -          41,327

          TOTAL ADJUSTMENTS                       (163,409)      (202,407)

          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                              (288,795)       269,563

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment              (372,510)       (67,156)
  Purchase of treasury stock                       (90,562)            -
  Addition to goodwill                             (79,656)            -
  Proceeds from sale of equipment                       -           2,400


     NET CASH (USED) BY INVESTING ACTIVITIES      (542,728)       (64,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of note payable                        (119,152)      (284,116)
  Increase in line of credit                       754,524             -
  Long term borrowings                              42,500             -
  Issuance of common stock                         105,000             -

     NET CASH (USED) BY FINANCING ACTIVITIES       782,872       (284,116)

Continued on following page.











ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

               GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                    Six Months Ended
                                                      February 29,
                                                    1996        1995
NET INCREASE (DECREASE) IN CASH                  (48,651)      (79,309)
CASH, Beginning of period                         49,557        94,792

CASH, End of period                             $    906      $ 15,483



SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                                $ 273,926      $ 29,002

  Income taxes paid                            $  21,400      $  5,606

NON-CASH TRANSACTIONS
  Settlement of note payable                   $     -        $ 99,677
  Issuance of Stock for Consulting
   Services                                    $     -        $ 37,500
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

                                                 Six months Ended
                                                   February 29,
                                                1996           1995
Income before extraordinary
 item as reported                                ($125,386)      $372,293
 Extraordinary item                                  -0-           99,677
 Accrual of dividends on 15%/30%
   cumulative convertible preferred
   stock                                              -             (44,358)


     NET INCOME                                 ($ 125,386)  $    427,612
Weighted average number of
 shares outstanding                             89,548,240    105,723,962

Common stock equivalents and stock held in escrow have been included in the computation for the six months ended February 29, 1996 and 1995. The common stock equivalents that have been included in the computation for earnings per share are common stock and treasury stock. Stock options, Class A Convertible Preferred Stock, 15%/30% Cumulative Convertible Preferred Stock, and accrued dividends on the 15%/30% Cumulative Convertible Preferred Stock are considered antidilutive and accordingly, are not included in the computation of earnings per share.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

Note 2.   ACQUISITION OF QUALITY CARE PHARMACEUTICALS, INC.

On August 7, 1995, the Company purchased all of the issued and outstanding capital stock of Quality Care Pharmaceuticals, Inc., a California corporation ("QCP") pursuant to a Stock Purchase Agreement (the "Agreement") among the Company, QCP and the shareholders of QCP. The Company paid a total of $3,718,750 in cash for QCP, of which $222,065 is being held in escrow to secure the indemnification obligations of certain shareholders of QCP.



QCP is engaged in the repackaging and distribution of pharmaceutical products. QCP's customers include physicians, hospitals, group practices, managed care programs and other legally constituted medical facilities throughout the United States. QCP's assets include, but are not limited to, (I) contracts with pharmaceutical suppliers and distributors, (ii) certain building and equipment leases, (iii) licenses and permits, and (iv) certain intellectual property. In connection with the Agreement, the Company entered into employment agreements with Daniel B. Guinn and Gary A. Klingsheim, the President and Executive Vice President, respectively, of QCP. Mr. Klingsheim resigned from the Company in February 1996 and his employment agreement terminated upon his resignation.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations


Six Months Ended February 29, 1996 Compared to Six Months Ended February 28,
1995


Net Sales - Net sales totaled $4,741,014 for the six months ended February 29, 1996, as compared to $1,780,369 for the six months ended February 28, 1995. The increase of $2,960,645 or 166% was primarily attributable to the consolidation of QCP's operations with the Company's, of which QCP represented $2,888,385 of the increase. Net sales for QCP over the same six month period last year was $2,781,281. This represents a $107,104 increase during the first two quarters of Fiscal 1996 when compared to the same period in 1995.

Cost of Sales - Cost of sales as a percent of net sales for the six months ended February 26, 1996 was 67% as compared to 45.4% for the six months ended February 28, 1995. The increase was primarily the result of the consolidation
of QCP's operations with the Company's.   QCP's cost of sales are higher than
the Company's due to the fact that QCP purchases pharmaceuticals in bulk from third parties for repackaging and distribution. The Company's cost of sales are lower than QCP's because the Company manufactures its products from raw materials which have higher margins. Cost of sales for the Company for the six months ended February 29, 1996 was 48% prior to the consolidation which is comparable to the six months ended February 28, 1995.


Selling General and Administration - Selling, general and administrative expenses ("SG&A") for the six months ended February 29, 1996 were $1,286,944 as compared to $569,943 for the six months ended February 28, 1995. This increase of $717,001 or 126% is primarily the result of the consolidation of QCP's operations with the Company's. The Company's SG&A for the six months ended February 28, 1996 were $718,805 prior to the consolidation. The Company's increase of 148,862 is primarily the result of freight delivery costs being reclassified from cost of sales in 1995 to SG&A in 1996. QCP SG&A for six months ended February 29, 1996 was $801,354 as compared with $732,148 for the six months ended February 28, 1995. The $69,206 increase is mainly due to the hiring of staff, ie: purchasing director, to prepare for the increase in sales expected in future quarters.

Interest Expense - Interest expense for the six months ended February 29, 1996 was $385,746 as compared to $29,002 for the six months ended February 28, 1995. The increase of $356,744 was primarily the result of the increase in the Company's total debt in connection with the acquisition of QCP and the establishment of the Revolving Facility.

Extraordinary Item - During the six months ended February 28, 1995, the Company recorded extraordinary income of $99,677 resulting from settlement of a note payable to the Company's supplier of raw material.


Net income (loss) - The Company reported a net loss of $125,386 for the six months ended February 29, 1996 compared to net income of $471,970 for the same period in 1995. The net loss for the six months ended February 29, 1996 was primarily a result of the interest expense on funds used in connection with the acquisition of QCP. The Company had a net loss of $104,684 prior to the consolidation, which was primarily a result of (I) approximately $270,500 in cash interest expenses; (ii) the accrual of approximately $69,500 in contingent interest expenses; and (iii) $133,000 for amortization of goodwill and noncompete agreements. QCP had a net loss of $20,745 for the six months ended February 29, 1996 as compared to net income of $33,140 for the same period in Fiscal 1995. The $53,885 decrease was primarily due to the increase in staff in 1996.

Three Months Ended February 29, 1996 Compared to Three Months Ended February 28, 1995

Net Sales - Net sales totaled $2,476,241 for the three months ended
February 29, 1996, as compared to $881,809 for the three months ended February 28, 1995. The increase of $1,594,432 or 181% was primarily attributable to the consolidation of QCP's operations with the Company's, of which QCP represented $1,561,273 of the increase. The increase in the Company's sales is due to additional pharmacies being added by the Company's main distributor. QCP had sales of $1,561,273 for the three months ended February 29, 1996, as compared to $1,539,320 for the three months ended February 28, 1995.

Cost of Sales - Cost of sales as a percent of net sales for the three months ended February 29, 1996 was 70% as compared to 50% for the three months ended February 28, 1995. The increase was primarily the result of the consolidation
of QCP's operations with the Company's.   QCP's cost of sales are higher than
the Company's due to the fact that QCP purchases pharmaceuticals in bulk from third parties for repackaging and distribution. The Company's cost of sales are lower than QCP's because the Company manufactures its products from raw materials which have higher margins. Cost of sales for the Company for the three months ended February 29, 1996 was 50% prior to the consolidation which is comparable to the three months ended February 28, 1995.

Selling General and Administration - Selling, general and administrative expenses ("SG&A") for the three months ended February 29, 1996 were $575,943 as compared to $229,231 for the three months ended February 29, 1996. This increase of $346,712 or 151% is primarily the result of the consolidation of QCP's operations with the Company's. The Company's SG&A for the three months ended February 29, 1996 were $350,768 prior to the consolidation. The Company's increase of $121,537 is primarily the result of freight delivery costs being reclassified from cost of sales in 1995 to SG&A in 1996. SG&A costs for QCP for the second quarter of Fiscal 1996 were $456,859 as compared to $389,592 for the same quarter in Fiscal 1995. The increase of $67,267 is primarily the result of the hiring of a purchasing director and sales support staff at the beginning of the quarter in 1996.

Interest Expense - Interest expense for the three months ended February 29, 1996 was $205,555 as compared to $12,612 for the three months ended
February 28, 1995. The increase of $192,943 was primarily the result of the increase in the Company's total debt in connection with the acquisition of QCP and the establishment of the Revolving Facility.



Net income (loss) - The Company reported a net loss of $39,835 for the three months ended February 29, 1996 compared to net income of $203,824 for the same period in 1995. The net loss was a result of the flat sales of QCP and increased expenses described above resulting from the consolidation of QCP's operations with the Company's for the three months ended February 29, 1996. The Company had a net loss of $39,394 prior to the consolidation, which was primarily a result of(I) approximately $170,000 in cash interest expenses;
(ii) the accrual of approximately $34,500 in contingent interest expenses (non-cash); and (iii) $66,891 for non-cash amortization of goodwill and noncompete agreements. QCP had a net loss of $304 for the three months ended February 29, 1996 compared to net income of $11,527 for the same period in 1995.

                 LIQUIDITY AND CAPITAL RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of February 29, 1996 as compared to August 31, 1995.

                                            February 29,       August 31,
                                               1996          1995
     Current Assets                            *$2,961,948    *$2,656,600
     Current Liabilities                         2,619,282      2,040,931
     Net Working Capital (Deficiency)           $  342,666     $  615,669

*Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial Net Operating Loss Carry forward.


At February 29, 1996, the Company had $906 in cash and $2,961,042 in other current assets as compared to $49,557 in cash and $2,607,043 in other current assets for the year ended August 31, 1995. Current liabilities were $2,619,282 at February 29, 1996 compared to $458,605 at February 28, 1995 which resulted in a working capital position of $342,666 and a current ratio of 1.1:1. The increase in current liabilities was a result of the consolidation of the current liabilities of QCP with the Company's at February 29, 1996. For the six months ended February 29, 1996, the Company generated cash flow from operations of ($288,795) as compared to $269,563 for the six months ended February 28, 1995. The $558,358 decrease in cash flow is primarily attributable to (1) the net loss for the current period;(2) the payment of approximately $200,000 in old QCP Accounts Payable and (3) the increase in QCP inventory of $300,000 during the first six month period. The amount of finished goods Inventory was increased to reduce labor costs by increasing the size of the production batches.

To facilitate the financing of the acquisition of QCP, to refinance existing debt of the Company and QCP and to provide working capital for the Company and QCP, the Company obtained the Term Loan and the Revolving Facility. Interest on the Term Loan is payable at the Bank prime plus 3% (which totaled 11.25% at February 29, 1996). The Term Loan is payable in sixteen quarterly installments of $125,000 to be made August 1, 1996 through August 1, 2000 with a lump sum payment of $2,000,000 due in August 2000. The Revolving Facility is payable at the Bank prime plus 2% (which totaled 10.25% at February 29, 1996) and expires in August, 2000. At February 29, 1996 the balance on the Revolving Facility was $1,097,978. The Company has an additional term loan of $400,000 with an interest rate at the Bank prime plus 3% (which totaled 11.25% at February 29, 1996) and which is payable in monthly installments of $6,667 through August 1, 2000. The balance at February 29, 1996 was $359,998. On March 15, 1996, the Third Ammendment to the Credit and Security Agreement with the bank was signed which revised the covenenats and waived all prior defaults. The Company is in compliance with the ammended bank covenants.

As of February 29, 1996, the Company has two prommisory notes in the principal amounts of $85,000 and $80,000, respectively from Harvey G. Mozer, an individual. Mr. Mozer is a principal of New Crawford, and an officer and director of Gulch Holdings Company. The notes provide for interest on the unpaid principal balance at the prime rate plus 1% as charged by the Company's bank (totaling 9.25% at February 29, 1996). The notes matured on December 31, 1995 and February 29, 1996, respectively. The notes were ammended on February 27, 1996 to extend to July 31, 1996.

The Company's long term debt at February 29, 1996 consisted of notes payable to the Bank, including the current portion thereof, totaling $4,543,531 incurred primarily as a result of the acquisition of QCP.

The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to approximate $52,000 and $80,000, respectively, for the fiscal year ending August 31, 1996.

As of February 29, 1996, the Company had net operating loss carry forwards of approximately $17,467,000 available to reduce taxable income through 2006 for federal and state income tax reporting purposes.


Future Capital Requirements

The Company believes that the Revolving Facility with the Bank, proceeds from the exercise of certain options and warrants and the anticipated positive impact of changes in operations will provide sufficient sources of liquidity to fund the Company's future financial requirements. In the event that the Company should require significant expansion of its business resulting in additional capital requirements or if the Revolving Line andcash from operations are inadequate to fund the Company's financial acquirements, the Company would attempt to raise additional capital through the placement of debt or equity. However, there can be no assurance that the Company would be able to secure such financing, or, if so, that the terms of such financing would be acceptable to the Company.

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

Although the Company experienced a net loss for the six months ended
February 29, 1996 for the reasons discussed above, the Company is currently experiencing its highest level of sales to date. While QCP's sales have remained constant for the past six months, Management has taken several steps to increase sales, such as, the resent hiring of a new V.P. of Marketing, doubling the sales staff, implementing collateral marketing materials and
increasing the in-house marketing efforts.   Management has also, taken steps
to reduce QCP's costs by consolidating manufacturing and storage into a newer, efficient and more modern facility, and hiring a Purchasing Director to pursue the best possible pricing on the purchasing of pharmaceuticals products, which is the largest component of QCP's cost of sales. Although QCP is currently generating a net loss, the Company's management believes that QCP will operate on a break-even basis for the third quarter and become profitable in the fourth quarter. However, QCP's actual operating results are highly dependent upon the ongoing negotiations with several large clinics, physician groups and drug manufacturers. Further, QCP's actual results will also depend upon when sales actually commence, assuming such negotiations are successful.
Item 6.                   Exhibits and Reports on Form 8-K

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

                                   GOLDEN PHARMACEUTICALS, INC.
                                   (Registrant)



DATED:    April 15, 1996 BY:  /s/ Glen H. Weaver
                                   Glen H. Weaver,
                                   Vice President, Finance
                                   Chief Financial OfficerExhibit No. 11

                        To The Form 10-QSB

         For The Quarterly Period Ended February 29, 1996
                          EXHIBIT NO. 11

                   GOLDEN PHARMACEUTICALS, INC.

      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS

                                                Six months Ended
                                                   February 29,
                                               1996              1995
Shares of common stock and
  equivalents outstanding at
  beginning of period                        91,589,946      105,324,724

Weighted-average shares or
  equivalents issued during
  the period                                    837,415          399,238

Weighted-average shares or
  equivalents canceled during
  the period                                 (2,879,121)               0

Weighted-average shares assumed
  issued under stock option plans
  during the period                                   0                0

Average common and common
  stock equivalents
  outstanding                                89,548,240      105,723,962

Income before extraordinary
  item                                        $(104,029)        $372,293

Extraordinary Item                                    0           99,677


Accrual of dividends on 15%/30%
  convertible preferred stock                         0          (44,358)

Net Income                                 $   (104,029)       $ 427,612

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