Form 10QSB
period 1996-05-31
GOLDEN PHARMACEUTICALS INC
filed 1996-07-22
CIK 312651

[ARTICLE] 5
[LEGEND]
This schedule contains summary financial information extracted from the registrant financial statement for the quarter ended May 31, 1996 contained in its report on Form 10-QSB and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                   3-MOS                   3-MOS                   YEAR
[FISCAL-YEAR-END]                          AUG-31-1996             AUG-31-1995             AUG-31-1996
[PERIOD-END]                               MAY-31-1996             MAY-31-1995             MAY-31-1996
[CASH]                                               0                       0                  21,306
[SECURITIES]                                         0                       0                       0
[RECEIVABLES]                                        0                       0               1,337,598
[ALLOWANCES]                                         0                       0                  38,274
[INVENTORY]                                          0                       0                 942,834
[CURRENT-ASSETS]                                     0                       0               3,199,250
[PP&E]                                               0                       0               3,185,381
[DEPRECIATION]                                       0                       0             (1,681,323)
[TOTAL-ASSETS]                                       0                       0               8,996,554
[CURRENT-LIABILITIES]                                0                       0                 961,239
[BONDS]                                              0                       0                       0
[PREFERRED-MANDATORY]                                0                       0                       0
[PREFERRED]                                          0                       0                 292,558
[COMMON]                                             0                       0              22,264,719
[OTHER-SE]                                           0                       0                       0
[TOTAL-LIABILITY-AND-EQUITY]                         0                       0            (20,436,962)
[SALES]                                      2,627,886                 941,491               7,368,900
[TOTAL-REVENUES]                             2,627,886                 941,491               7,368,900
[CGS]                                        1,728,854                 437,517               4,908,756
[TOTAL-COSTS]                                1,728,854                 437,517               4,908,756
[OTHER-EXPENSES]                               958,324                 283,322               2,460,144
[LOSS-PROVISION]                                     0                       0                       0
[INTEREST-EXPENSE]                           (216,599)                (12,640)               (602,345)
[INCOME-PRETAX]                              (275,416)                 211,483               (379,445)
[INCOME-TAX]                                         0                   1,400                  21,400
[INCOME-CONTINUING]                          (275,416)                 210,083               (400,845)
[DISCONTINUED]                                       0                       0                       0
[EXTRAORDINARY]                                      0                       0                       0
[CHANGES]                                            0                       0                       0
[NET-INCOME]                                 (275,416)                 210,083               (400,845)
[EPS-PRIMARY]                                        0                       0                       0
[EPS-DILUTED]                                        0                       0                       0