Form 10KSB
period 1996-08-31
GOLDEN PHARMACEUTICALS INC
filed 1996-11-26
CIK 312651

FORM 10-KSB

     U.S. SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, D.C.  20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

     For the fiscal year ended August 31, 1996

Commission file number  0-9065

      Golden Pharmaceuticals, Inc.
     (Name of small business issuer in its charter)

           Colorado                                84-0645174
(State or other jurisdiction of              (I.R.S.Employer
incorporation or organization)               Identification No.)

1313 Washington Avenue  Golden, Colorado                      80401
(Address of principal executive office)                (Zip Code)

Issuer's telephone number  (303) 279-9375

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     State issuer's revenues for its most recent fiscal year. $10,156,647

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 22, 1996 was $21,735,410. This calculation is based upon the average of the bid
($.17) and asked ($.19) prices of the voting stock on November 22, 1996.

     The number of shares of common stock outstanding as of November 22, 1996 was 120,752,278.

     Transitional Small Business Disclosure Format:  Yes       No

Item 1.   Description of Business

     General.

     Golden Pharmaceuticals, Inc. (the "Company") was incorporated in
1973 under the name Mini-Dose Labs. In 1979, under the name Benedict Nuclear Pharmaceuticals, Inc., the Company completed its initial public offering of common stock. On October 7, 1992 the Company's name was changed to North American Chemical Corporation and on March 4, 1994 it was changed again to Golden Pharmaceuticals, Inc. Since 1979 the Company's primary business has been the manufacture and national distribution of Sodium Iodide I-123 Capsules ("I-123 Capsules").

     Recent Developments.

     Golden Research Corporation. In November 1991, the Company entered into an Agreement Limiting Execution on Judgment (the "Settlement Agreement") in settlement of the matter of New Crawford Valley Ltd. v. Benedict Nuclear Pharmaceuticals, Inc. and Golden Research Corporation.
In August 1995, the Company, Golden Research Corporation ("GRC"), GHC, Inc. ("GHC"), Charles R. Drummond, New Crawford and Gulch Holdings Company entered into a First Amendment to Agreement Limiting Execution on Judgment (the "Amendment") whereby GHC has assumed the obligations of the Company under the Settlement Agreement. Pursuant to the Amendment, GHC has been substituted as a defendant to the lawsuit and the Company and GRC have been dismissed as parties to the lawsuit. In exchange, the Company issued 2,000,000 shares of its common stock to GHC, upon which New Crawford may execute its judgment in the event GHC defaults under the Settlement Agreement. These shares are required to be transferred back to the Company at such time as New Crawford has executed and filed an acknowledgment of the complete satisfaction of the judgment. Mr. Charles
R. Drummond is the sole shareholder of GHC and he has personally guaranteed the obligations of GHC under the Amendment. See "Certain Relationships and Related Transactions."

     Acquisition of Quality Care Pharmaceuticals, Inc.  On August 7,
1995, the Company purchased all of the issued and outstanding common stock of Quality Care Pharmaceuticals, Inc. ("QCP") for a total purchase price of $3,718,750. To facilitate the financing of the acquisition of QCP, the Company obtained from a national bank (the "Bank") a $4,000,000 term loan (the "Term Loan"), a $2,000,000 revolving line of credit (the "Revolving Facility") and an additional $400,000 term loan. See "Liquidity and Capital Resources."

     QCP is engaged in the repackaging and distribution of pharmaceutical products. QCP's customers include physicians, hospitals, group practices, managed care programs and other legally constituted medical facilities throughout the United States.

     Rx Direct, LLC. On February 12, 1996 QCP entered into a joint venture agreement with the Visiting Nurses Association of Orange County ("VNA") to establish Rx Direct, LLC ("RxD"), a mail order pharmacy. QCP provides ongoing management and logistical support to the joint venture.
RxD is engaged in the dispensing of medications via the mail to subscribers of their services. Both QCP and VNA will market their services to their respective customer base.

     ISO 9000 Certification. On March 14, 1996 and May 13, 1996, QCP and the Company respectively were certified by the International Organization for Standardization ("ISO 9000") as having the highest quality standards. ISO 9000's purpose is to establish common worldwide quality standards.
The certification audit was performed by the French International Organization called Ascert. QCP believes that they are one of only a few domestic pharmaceutical repackagers that are currently ISO 9000 certified.

     Pharma Labs, LLC. On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs, LLC ("Pharma Labs"). The Company agreed to contribute a total of $1,000,000 for 52% of the equity in Pharma Labs, LLC. As of August 31, 1996 the Company has contributed $680,545 in cash for inventory, leasehold improvements, a non compete agreement and operational support.

     Pharma Labs is engaged in the manufacturing, packaging, and distribution of nutritional supplements; specifically vitamins, minerals, and herbal products. Pharma Labs has an exclusive license with a distributor to distribute its products in Vietnam. In addition, Pharma Labs performs contract manufacturing and packaging for both domestic and foreign markets.

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

     Many radiopharmaceuticals are produced from portable lead shielded generators at the hospital site or in central nuclear pharmacy distribution centers. A range of radiopharmaceuticals approved by the United States Food and Drug Administration (the "FDA") are manufactured from Cyclotrons and Linear Accelerators. The isotopes currently produced using this method include Thallium 201 (heart disorders); Sodium Iodide I-123 (thyroid abnormalities); and
Gallium 67 Citrate (soft tumor masses and cancer).

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

     Pharmaceutical Repackaging Industry.

     Pharmaceutical repackagers, such as QCP, repackage pharmaceuticals from bulk quantities into smaller units of use and dose measurements, thereby providing physicians, hospitals, managed care programs and group practices with lower product, inventory, and dispensing (labor) costs.

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

     The Company is also engaged in the receipt, processing, and shipment of radiochemical products under its current approved radiochemical license. The radiochemical products are primarily used by licensed medical facilities involved in research and development.

     Manufacturing.

     Because of the short half-life (13.2 hours) of the radioisotope I-123, the Company's manufacturing operations are scheduled so as to maximize the distribution system for the I-123 Capsules while maintaining a high level of quality.

     The manufacturing process begins with the production of the radioactive isotope in a cyclotron. The cyclotron process involves the bombardment of a non-radioactive "target" with protons at high velocity which transforms the target into the radiochemical Sodium Iodide I-123. Since 1987, the Company's exclusive supplier of this radiochemical has been Nordion International, Inc. ("Nordion"). Nordion is recognized in the radiochemical industry for producing exceptionally pure radioisotopes in commercial quantities. Nordion possesses multiple isotope manufacturing facilities which helps to ensure that the Company has an uninterrupted supply of the isotope. All raw material is purchased on a weekly basis by the Company.

     The techniques and methods used for the manufacture of I-123
Capsules are extensively regulated by the FDA. The Federal Food, Drug and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations govern or influence the testing, manufacture, safety, labeling, storage, record keeping, approval, advertising and promotion of such products. Noncompliance with applicable requirements can result in fines, recall or seizure of products, refusal of the government to approve product approval applications or to allow the Company to enter into government supply contracts, withdrawal of previously approved NDA's and criminal prosecution. The FDA also has the authority to revoke biological product licenses and establishment licenses previously granted.

     The Company's plant in Golden, Colorado, including personnel, equipment and processes therein, is subject to FDA regulations regarding current Good Manufacturing Practices ("cGMP") and FDA approved Standard Operating Procedures. The production process takes approximately twelve hours from start to finish. The I-123 Capsules are shipped to hospitals within twenty-four hours after quality control release. The I-123 Capsules' labeled time of expiration is approximately thirty-two hours after they are shipped.

     QCP is licensed by the FDA as a manufacturer of repackaged prescription drugs. QCP purchases bulk quantities of certain pharmaceuticals and repackages them into smaller dispensing units for sale to its customers. QCP's repackaging facility, located in Santa Ana, California, is licensed by the FDA, the United States Drug Enforcement Administration and the California Health and Services Department and maintains rigid quality control standards.

     RxD is licensed by the California Board of Pharmacy and the United States Drug Enforcement Agency, and operates as a retail pharmacy engaged in mail order delivery.

     Pharma Labs is licensed by the FDA as a manufacturer and distributor of nutritional products as well as by the California Health and Services Department. Pharma Labs manufactures both bulk and finished packaged nutritional products for international and U.S. distribution.




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

     RxD ships all orders for its products via United Parcel Services or overnight mail to all of their customers. RxD's goal is that orders are shipped next day from receipt of order.

     Pharma Labs ships via ocean freight containers and air cargo for its international customers and delivers directly via ground transportation to its U.S. customers. Delivery schedule depends on final form and quantity, but generally products are available within two weeks of the order date.

     Suppliers.

     The Company's exclusive supplier of the radiochemical Sodium Iodine I-123 is Nordion. The radiochemical is shipped by common carrier air transportation from Nordion's plant in Vancouver, Canada in shielded containers to the Company's facility in Golden, Colorado. The Company believes its relationship with Nordion to be good.

     QCP purchases pharmaceuticals from a number of FDA licensed American drug manufacturers. QCP's largest supplier is Bergen Brunswig Corporation located in Corona, California. QCP believes its relationship with its suppliers to be good.

     RxD purchases pharmaceuticals from a number of FDA licensed drug wholesalers. RxD's largest suppliers are Bergen Brunswig Corporation, Barnes Wholesaler and Wyeth Aherst.

     Pharma Labs purchases raw materials from a number of FDA licensed manufacturers. Pharma Labs' largest suppliers are Hoffman La Roche, Klockner Pentaplast and Stauber Performance.

     Backlog.

     The Company does not have a backlog but operates on a standing order basis with its customers. Because of the short-lived characteristics of the I-123 Capsules, they must be shipped and consumed shortly after delivery to the end user. Patients are scheduled by hospitals and clinics in recognition of the short-lived characteristics of I-123 Capsules.

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

     QCP markets its products primarily through independent sales representatives and trade shows.

     RxD markets through QCP and VNA sales representatives, as well as through direct mail and magazine advertising.

     Pharma Labs markets through a distributor in Vietnam and surrounding countries and directly to U.S. customers.

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

     RxD competes with other mail order pharmacies but believes it can leverage the customer base of its joint venture parents, the Company and VNA.

     Pharma Labs competes with other companies in the manufacture of nutritional products both internationally and in the U.S. Pharma Labs has positioned itself strategically with a marketing partner to leverage it presence in Vietnam. In the U.S., Pharma Labs is attempting to establish itself as a repackager of unit dose in a market which it believes to be under supplied.

Government Regulations

     The drug and radiopharmaceutical industries are highly regulated by federal and state regulatory bodies. The Company's manufacturing facility is regulated primarily by the FDA and the Nuclear Regulatory Commission. The Department of Transportation and Federal Aviation Administration regulate the transportation of radioactive materials over land and through the air. The Company also has to comply with rules and regulations of the Environmental Protection Agency concerning the storage and disposal of hazardous waste. In addition, it must comply with all states that have regulatory agreements with any of the Federal agencies as well as specific state agencies within the State of Colorado.

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

     The FDA may also require post-marketing testing and surveillance to monitor the effects of approved products and/or place conditions on any approvals that could restrict the commercial applications of such products. The FDA has the power to prevent or limit further marketing of the product based on the results of these post-marketing programs. Approval to manufacture, market, distribute and sell I-123 Capsules may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     The Company's manufacture and distribution of the I-123 Capsules is regulated by the FDA and subject to approved Standard Operating Procedures. In addition, manufacturing takes place under a Quality Control and Quality Assurance program which provides for the continuous checking and testing of the I-123 Capsules. The manufacture of the I-123 Capsules is subject to all the same requirements of any drug manufactured under cGMP guidelines as established by the FDA.

     QCP operations are regulated by the United States Drug Enforcement Administration ("DEA"), the FDA and various state bureaus of pharmacy which govern the distribution of pharmaceutical products and controlled substances. These organizations require distributors of pharmaceutical products and controlled substances to obtain permits and to meet various security and operating standards. QCP has received all necessary regulatory approvals and believes it is in substantial compliance with all applicable requirements.

     RxD is monitored by the same Federal and State regulatory organizations as QCP and is also required to obtain permits and to meet various security and operating standards of such Federal and State organizations. RxD has received all necessary regulatory approvals and believes it is in substantial compliance with all applicable requirements.

     Since Pharma Labs' products are considered nutritional supplements, they are regulated by the branch of the FDA which oversees the distribution of nutritional products. Although the regulations are not quite as stringent as those that govern pharmaceutical products, they still require distributors of nutritional supplements to obtain permits and to meet various security and operating standards. Pharma Labs has received all necessary regulatory approvals and believes it is in substantial compliance with all applicable requirements.

     Any change in government regulations cannot be predicted. The Company also cannot predict whether any agency will adopt regulations that will have a material effect on the Company's and/or it's subsidiary's operations.

     In addition, a variety of state and local permits are required under regulations relating to the Company's and QCP's products.

Product Liability and Insurance

     The Company currently maintains product liability insurance in the aggregate amount of $2 million per occurrence and per year with a $5,000 deductible.

Employees

     As of November 22, 1996 the Company employed twenty-five (25) persons on a full time basis. Additional employees are hired from time to time during peak production periods. As of November 22, 1996, QCP employed forty-eight (48) persons, of which forty (40) are employed on a full-time basis. None of the Company's or its subsidiaries employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

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

     QCP leases a 25,000 square foot facility in Santa Ana, California pursuant to a lease agreement which expires in March, 2004.

     Pharma Labs leases a 45,000 square foot facility in Anaheim, California pursuant to a lease agreement with expires in January, 2000.

     The Company believes that its facilities and equipment are well maintained and in good operating condition and will satisfy its current manufacturing and processing needs.

Item 3.   Legal Proceedings
     None.

Item 4.   Submission of Matters to a Vote of Security Holders

     None.


     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     The Company's common stock is traded in the over-the-counter market and is quoted on the "OTC Bulletin Board" under the symbol "GPHI." The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTC Bulletin Board.

     For year ended August 31, 1996     High Low

     1st Quarter    $.09 $.07
     2nd Quarter    .12  .10
     3rd Quarter    .3125     .115
     4th Quarter    .38  .17

     For year ended August 31, 1995     High Low

     1st Quarter    $.03 $.02
     2nd Quarter    .02  .02
     3rd Quarter                                 *                     *
     4th Quarter    .08  .03
     ________________
     * No quotes reported.



     These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

     As of November 22, 1996, there were approximately 2800 shareholders of record of the Company's common stock.

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

     The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of QCP and Pharma Labs and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the pharmaceutical industry and general economic conditions. Further, any forward looking statements or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

     Results of Operations.

     Fiscal Year Ended August 31, 1996 Compared to Fiscal Year Ended August 31, 1995.
     Net Sales. Net sales for the fiscal year ended August 31, 1996 increased to $10,156,647 compared to $4,412,377 for the fiscal year ended August 31, 1995. The increase of $5,744,270 or 130% is primarily attributable to the consolidation of the operations of QCP with the Company's for the period September 1, 1995 to August 31, 1996 compared to only one month in the prior period. QCP sales were $5,984,085 for the year ended August 31, 1996 as compared to $757,719 for the one month of operation in August 1995. The remaining increase is primarily attributable to (i) the consolidation of Pharma Labs' sales which represented approximately $167,000 of the increase
(ii) and an increase in demand from its primary distributor, Syncor, which represented an increase of $230,312.

     Cost of Goods Sold. Cost of goods sold as a percentage of sales was 64.4% for the fiscal year ended August 31, 1996 as compared to 50.9% for the fiscal year ended August 31, 1995. The increase is primarily the result of the consolidation of QCP's operations with the Company's for the entire fiscal year compared to only one month in the prior period. Historically, QCP has had lower margins than the Company due to industry standards.

     Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $3,671,613 for the fiscal year ended August 31, 1996 as compared to $1,255,645 for the fiscal year ended August 31, 1995. SG&A for the fiscal year ended August 31, 1996 increased $2,415,968 or 192% due to (i) the consolidation of QCP and PL's operations for an entire fiscal year and the last quarter which represented $2,020,784 of the increase; (ii) the development of a new trademark and marketing and sales materials for QCP which represented $75,000 of the increase; (iii) relocation and expansion of QCP's facilities which represented $85,224 of the increase;(iv) amortization of goodwill and non-competes which represents $233,036; and (v) expenses for travel and consulting fees in connection with the Company's efforts to enhance the operations and management of QCP.

     Net Income. The Company reported a net loss of $791,932 for the fiscal year ended August 31, 1996 as compared to net income of $978,574 for the fiscal year ended August 31, 1995. The net loss was primarily due to (i) relative increase in SG&A expenses of approximately $781,000, (ii) increase in interest expense of $666,868, (iii) depreciation and amortization of approximately $408,300, and (iv) a loss of $66,776 in connection with its interest in RxD.

     Fiscal Year Ended August 31, 1995 Compared to Fiscal Year Ended August 31,1994.

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

     Cost of Goods Sold. Cost of goods sold as a percentage of sales was 50.9% for the fiscal year ended August 31, 1995 as compared to 45.9% for the fiscal year ended August 31, 1994. This increase was primarily the result of the consolidation of QCP's operations with the Company's for the period August 1, 1995 to August 31, 1995. Cost of sales for the fiscal year ended August 31, 1995 was 47% prior to the consolidation.

     Selling General and Administrative. SG&A expenses were $1,255,645 for the fiscal year ended August 31, 1995 as compared to $1,037,502 for the fiscal year ended August 31, 1994. SG&A expenses for the fiscal year ended August
31, 1995 were less than the prior period before expenses related to (i) expansion of the Company's Quality Assurance and Regulatory Affairs departments through the hiring of two new employees; (ii) expenses incurred during the fiscal year ended August 31, 1995 for travel, due diligence, legal fees, accounting fees and consulting fees in connection with the Company's ongoing efforts to expand its business through the acquisition of additional product lines or companies in the pharmaceutical industry.

     Net Income. The Company reported net income of $978,574 in the fiscal year ended August 31, 1995 as compared to $1,329,112 for the fiscal year ended August 31, 1994. The decrease of $350,538 or 26.4% was attributable to not only the items listed above, but also do to the recognition of a greater tax benefit relating to the Company's net operating loss carry forward for the fiscal year ended August 31, 1994.




     Liquidity and Capital Resources.

     The operations of QCP and Pharma Labs have consumed substantial amounts of cash. As a result the Company, on a consolidated basis, experienced negative cash flow from operations for the fiscal year ended August 31, 1996. Management anticipates that QCP will operate on a "break-even" basis for first quarter of fiscal year 1997. As a result of the continuing capital requirements for inventory and accounts receivable of QCP, management projects that the Company may continue to experience negative cash flow from operations for fiscal year 1997.

     During the fiscal year ended August 31, 1996 the Company relied primarily on a private offering of equity, the Revolving Facility and the exercise of warrants and options to fund its operations. The funds were primarily used to develop marketing and sales materials and to purchase the hardware and software necessary to expand QCP's operations. In addition the resources were used for the start up of Pharma Labs' operations, primarily the building of inventory and accounts receivable. The Company expects that its future cash needs for fiscal year 1997 will primarily relate to the continued expansion of QCP's operations and the development of Pharma Labs operations internationally, as well as, establishing Pharma Labs domestically as a repackager of unit doses. If the Company cannot obtain additional sources of financing it may be forced to limit the future expansion of QCP and Pharma Labs.

     The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of August 31, 1996 as compared to August 31, 1995.



August 31,1996
August 31, 1995


Current Assets
$3,528,771*
   $2,656,600*


Current Liabilities
 2,616,663
    2,040,931


Net Working Capital
$  912,108
   $  615,669








* Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial net operating loss carryforwards.

     Current assets were $3,528,771, an increase of $872,171 or 33% at August 31, 1996 as compared to $2,656,600 at August 31, 1995. The increase was primarily due to (i) the consolidation of the current assets of Pharma Labs' with the Company's which represented $423,479 of the increase, (ii) an increase in QCP's inventories of $303,168 which was a result of an increase of QCP's top 100 inventory items in an effort to produce larger lots and reduce manufacturing costs through the utilization of automated packaging equipment.

      Current liabilities were $2,616,663, an increase of $575,732 or 28% for the period ended August 31, 1995 compared to current liabilities of $2,040,931 for the period ended August 31, 1995. The increase in current liabilities was primarily the result of the consolidation of the current liabilities of Pharma Labs' with the Company's at August 31, 1996 which represented $302,512 of the increase. In addition accrued interest increased approximately $108,000. The Company had working capital of $912,108 and a current ratio of 1.35:1 for the period ended August 31, 1995.

     To facilitate the financing of the acquisition of QCP, to refinance existing debt of the Company and QCP and to provide working capital for the Company and QCP, the Company obtained the Term Loan and the Revolving Facility. Interest on the Term Loan is payable at the Bank prime plus 3% (which totaled 11.34% at August 31, 1996). The Term Loan is payable in sixteen quarterly installments of $125,000 to be made August 1, 1996 through August 1, 2000 with a lump sum payment of $2,000,000 due in August 2000. The Revolving Facility is payable at the Bank prime plus 2% and expires in August, 2000. At August 31, 1996 the balance on the Revolving Facility was $532,141 and the interest rate was 10.34%. The Company has an additional term loan of $400,000 with an interest rate at the Bank prime plus 3% (which totaled 11.34% at August 31, 1996) and which is payable in monthly installments of $6,667 through August 1, 2000. In November 1996, the Company and the Bank entered into a Fourth Amendment to the Credit and Security Agreement, which amendment revised certain covenants and waived prior defaults.



     The Company's long term debt, including the current portion thereof, at August 31, 1996 consisted of notes payable to the Bank totaling $4,761,375 incurred primarily as a result of the acquisition of QCP. In addition the Company will pay contingent interest in connection with the long term debt in an amount equal to 10% of the total consolidated company value including its subsidiaries. The contingent interest is due and payable on the date of the final maturity of the debt. If no default or event of default exists , and the Company prepays the debt in full prior to August 1, 1998, the contingent interest shall not exceed $2,150,000.

     The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $142,053 and $333,342, respectively, for the fiscal year ending August 31, 1996.

     As of August 31, 1996, the Company had net operating loss carryforwards for fiscal income tax purposes of approximately $15,440,000. The net operating loss carryforwards will expire in the years 1997 through 2006. The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

     During the fiscal year ended August 31, 1996, the Company raised approximately $1,500,000 through a private placement of common stock the proceeds of which were used to fund Pharma Labs and provide additional working capital for the Company. In addition, the Company raised $1,060,000 in cash from the exercise of options and warrants during the fiscal year ended August 31, 1996.

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




Name and Age
Principal Occupation or Employment During the Past Five Years; Other
                Directorships

     Director
       Since


Charles R.
Drummond
     (53)
Chairman of the Board of Directors, Chief
Executive Officer and Treasurer of the
Company since 1992. Owner and operator of
Drummond Ranches, a cattle ranching
operation in Pawhuska, Oklahoma, since
1965.  Partner in Drummond and Hull Oil
Company.
1991


Ladd A. Drummond
     (27)
Director.  Manager and co-owner of the
Bricktown Waterworks Restaurant in
Oklahoma City since February 1993.
Co-owner of Drummond Land and Cattle
Company since January 1991.
1994


Bruce A.
Goldberg
     (51)
President from March 1996 to present.
Chief Operating Officer since February,
1994.  Director of Reagent Operation at
Lifescan, Inc. from 1989 to 1994.
N/A


Arch G. Gothard
III
     (51)
Director.  President of First Kansas,
Inc. since October 1988.  Mr. Gothard is
also serves as a director of First State
Bank, Community Bank of Kansas, Emery
Leasing Co., Inc., Kenco Plastics, Inc.,
LDI, Inc., Pay Phone Concepts, Inc. and
Collins Industries, Inc.
1995


John H. Grant
     (54)
Director.  Professor of Business
Administration, University of Pittsburgh,
Pennsylvania since January 1972.
1990


Richard G. Wahl
     (60)
Director and Corporate Secretary.  Owner
and President of MRD Construction
Incorporated, since 1964.  Mr. Wahl also
serves as managing partner of both G & W
Construction of Evergreen, Colorado, and
Willow Ridge Conference Center of
Morrison, Colorado.
1993


Glen H. Weaver
     (41)
Vice President, Finance and Chief
Financial Officer.  Vice President,
Finance since 1994 and Chief Financial
Officer since March 1996.  Controller for
Border Fuel Supply Corporation from
August 1, 1989 to November 15, 1993.
N/A



At each annual meeting of shareholders, the successors to the directors whose terms then expire are elected to hold office for a term expiring at the next succeeding annual meeting. Each director holds office until their respective successors have been elected and qualified. Officers serve at the discretion of the Board of Directors and are elected at the first meeting of the Board of Directors after each annual meeting of stockholders.

     Charles R. Drummond and Ladd A. Drummond are father and son. There are no other family relationships between any of the directors and executive officers of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance

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

     Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with except for the following:

     Mr. Goldberg did not file 3 transactions for the most recent fiscal year; Mr. John Coggan did not file a Form 3 upon becoming an officer of the Company; Mr. Charles Drummond did not report 5 transactions during the most recent fiscal year; Mr. John Grant did not report 4 transactions during the most recent fiscal year; Mr. Glen Weaver did not report 1 transactions during the most recent fiscal year; Mr. Richard Wahl did not report 3 transactions during the most recent fiscal year; Mr. Ladd Drummond did not report 6 transactions during the most recent fiscal year; and Mr. Arch Gothard did not report 5 transactions during the most recent fiscal year.
All the transactions described above will be reported on a Form 5 for each officer and director.


Item 10.  Executive Compensation

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

     Summary Compensation Table




     (a)

     Name and
     Principal Position



(b)


Year

     Annual
     Compensation
     (c)


     Salary ($)



     (d)


     Bonus($)
     Long-Term
     Compensation
     Awards
     (g)
     Securities
     Underlying
     Options/SARs(#)



     (i)

     All Other
     Compensation ($)


Charles R. Drummond,
Chairman, Chief
Executive Officer
and Treasurer
1996
1995
1994
125,000
  103,750
 75,000
25,000
-0-
50,000
-0-
-0-
-0-
     -0-
     -0-
     20,000(2)


Bruce A. Goldberg
Chief Operating
Officer and
President
1996
1995
1994
104,000
96,000
56,000
20,000
13,333
     -0-
-0-
-0-
6,000,000
     -0-
     -0-
     -0-









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

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values


(a)
(b)
(c)
(d)
(e)



Shares Acquired on Exercise (#)
Value of Realized ($)
Number of Securities Underlying Unexercised Options at Fiscal Year End Value of Unexercised
In-the-Money Options at Fiscal Year End ($)


Name


Exercisable

Unexercisable
Exercisable

Unexercisable


Charles R. Drummond
10,000,000
$1,500,000
-0-
-0-
-0-
-0-


Bruce A. Goldberg
6,000,000
$ 960,000
-0-
-0-
-0-
-0-







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

     In October 1992, the Company adopted a Performance Stock Option Plan (the "Plan"), approved by the shareholders, for the benefit of employees, officers and directors of the Company, including the executive officers referred to in the Summary Compensation Table. The Stock Option Committee of the Board of Directors selects the optionee and determines the terms and conditions of the stock option grants. As of August 31, 1996, options to purchase 2,350,000 shares of common stock were outstanding pursuant to the Plan.

     Compensation of Directors.

     Directors who are not employees of the Company are entitled to $1,500 for each board meeting attended in person, and $500 for each committee meeting attended in person plus reimbursement for travel and other expenses relating to attendance at each such meeting.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information regarding beneficial ownership of outstanding shares of common stock as of November 22, 1996, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year; and (iii) all directors and executive officers of the Company as a group.

     Shares
Name    Beneficially Owned    Percent of Class

Timothy E. Drummond(1)   15,000,000     12%
623 Kihekah
Pawhuska, Oklahoma  74056

Charles R. Drummond(1)   27,886,376     23%
1313 Washington Avenue
Golden, Colorado 80401

John H. Grant (1)   2,206,321 2%
1313 Washington Avenue
Golden, Colorado 80401

Richard G. Wahl(1)  3,206,678 3%
1313 Washington Avenue
Golden, Colorado 80401

Ladd A. Drummond(1) 15,207,600     13%
1313 Washington Avenue
Golden, Colorado 80401

Arch G. Gothard III(1)   1,999,201 2%
1313 Washington Avenue
Golden, Colorado 80401

Bruce A. Goldberg(1)     6,561,000 5%
1313 Washington Avenue
Golden, Colorado 80401

All executive officers
and directors as a group
(nine persons)(1)   72,348,843     60%

__________
(1) Shares are considered beneficially owned, for purposes of this table, only if held by the person indicated, or if such person, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote, to direct the voting of and/or to dispose of or to direct the disposition of, such security, or if the person has the right to acquire beneficial ownership within 60 days, unless otherwise indicated. The foregoing share amounts include the following number of shares of common stock which may be acquired pursuant to stock options and/or warrants exercisable within 60 days of November 22, 1996; all executive officers and directors as a group 136,667 shares.

Item 12.  Certain Relationships and Related Transactions

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

     In November 1995, the Company issued Mr. Charles R. Drummond a warrant to purchase 8,000,000 shares of the Company's common stock with an exercise price of $.075 per share. The Warrant was issued in consideration of certain personal guarantees extended by Mr. Charles R. Drummond in connection with the Amendment and expires ten years from the date of grant. These warrants were exercised in May 1996 at the price stated in the document.

The Company is due $64,539 from a related entity with common shareholders and officers. The Company had sales of approximately $40,000 to the related entity. In addition QCP purchased certain inventory items in the amount of $45,844 to manufacture and produce products for the related entity. The amount due the Company has been guaranteed by the shareholders. The related shareholders are as follows: Charles R. Drummond, Bruce A. Goldberg, Arch G. Gothard, and Glen H. Weaver, all of whom are officers or directors of the Company.

     RxD subleases approximately 1500 square feet at the Santa Ana, California facility.

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

     *3.6 Articles of Amendment to Articles of Incorporation filed
          June 16,1987.

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

     **10.7    Employment Agreement between Quality Care
          Pharmaceuticals, Inc. and Charles R. Drummond.

     **10.8    Employment Agreement between Quality Care
          Pharmaceuticals, Inc.and Daniel B. Guinn.

     **10.9    First Amendment to Agreement Executing Judgment dated
          August 3,1995 among the Company, GHC, Inc., Charles R.
          Drummond, Golden Research Corporation, New Crawford
          Valley, LTD and Gulch Holdings Company.

     **10.10   Credit and Security Agreement dated August 7, 1995 among
          the Company, Quality Care Pharmaceuticals, Inc. and
          Norwest Credit, Inc.

     **10.11   Credit and Security Agreement dated August 7, 1995 among
          the Company and Norwest Bank Minnesota, National
          Association.

     **10.12   Promissory Note dated August 7, 1995 executed by the
          Company in favor of Norwest Bank Minnesota, National
          Association in the principal amount of $4,000,000.

     **10.13   Revolving Note dated August 7, 1995 executed by the
          Company in favor of Norwest Credit, Inc. in the principal amount of $400,000.

     **10.14   Revolving Note dated August 7, 1995 executed by the
          Company in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

     **10.15   Revolving Note dated August 7, 1995 executed by the
          Company and QCP in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

     ***10.16  Operating Agreement dated June 14, 1996 between the
          Registrant and Pharma France, Inc.

     ***21     Subsidiaries of the Registrant.

     ***27     Financial Data Schedule.

     (b)  Reports on Form 8-K

     None.

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

**Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1995, as filed with the Securities and Exchange
Commission.

***Filed herewith.
     SIGNATURES

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

Signature Title     Date

 /s/ Charles R. Drummond      Chairman of the Board,   November
Charles R. Drummond      President, Chief Executive    22, 1995
          Officer and Treasurer


 /s/ Ladd A. Drummond         Director  November
Ladd A. Drummond              22, 1995



 /s/ Bruce A. Goldberg        Chief Operating Officer and   November 22,
Bruce A. Goldberg        Vice President of Business    1995
          Development


 /s/ Arch G. Gothard III      Director  November 22,
Arch G. Gothard III           1995



 /s/ John H. Grant       Director  November 22,
John H. Grant            1995



 /s/ Richard G. Wahl          Director and Corporate   November 22,
Richard G. Wahl          Secretary 1995



 /s/ Glen H. Weaver      Vice President of Finance     November 22,
Glen H. Weaver      and Controller 1995



     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               GOLDEN PHARMACEUTICALS, INC.


Dated:  November 22, 1996     By
                    Charles R. Drummond,
President,
                    Chief Executive Officer and                  Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature Title     Date


Charles R. Drummond          Chairman of the Board,   November
                           President, Chief Executive    __, 1996
                           Officer and Treasurer

Ladd A. Drummond           Director  November __, 1996

Bruce A. Goldberg          Chief Operating Officer and   November
                           Vice President of Business    __, 1996
                           Development

Arch G. Gothard III        Director  November __, 1996


John H. Grant              Director  November __, 1996


Richard G. Wahl          Director and Corporate   November
                         Secretary                  __, 1996


Glen H. Weaver           Vice President of Finance     November
                         and Controller                __, 1996

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

     *3.7 Articles of Amendment to Articles of Incorporation filed
          October 9, 1992.

     *3.8 Certificate of Designation of 15%/30% Cumulative
          Convertible  Preferred Stock filed December 9, 1987.

     *3.9 Corrected Certificate of Designation of 15%/30%
          Cumulative Convertible Preferred Stock filed December 14, 1987.

     *3.10     Corrected Certificate of Designation of 15%/30%
          Cumulative Convertible Preferred Stock filed February 5, 1988.

      3.11     Certificate of Designation of Class A Convertible
          Preferred Stock filed October 12, 1990.

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

     **10.7    Employment Agreement between the Company and Charles R.
          Drummond.

     **10.8    Employment Agreement between the Company and Daniel B.
          Guinn.

     **10.9    First Amendment to Agreement Executing Judgment dated
          August 3, 1995 among the Company, GHC, Inc., Charles R. Drummond, Golden Research Corporation, New Crawford Valley, LTD and
          Gulch Holdings Company.

     **10.10   Credit and Security Agreement dated August 7, 1995 among
          the Company, Quality Care Pharmaceuticals, Inc. and Norwest Credit,
          Inc.

     **10.11   Credit and Security Agreement dated August 7, 1995 among
          the Company and Norwest Bank Minnesota, National Association.

     **10.12   Promissory Note dated August 7, 1995 executed by the
          Company in favor of Norwest Bank Minnesota, National Association in the principal amount of $4,000,000.

     **10.13   Revolving Note dated August 7, 1995 executed by the
          Company in favor of Norwest Credit, Inc. in the principal amount of $400,000.

     **10.14   Revolving Note dated August 7, 1995 executed by the
          Company in favorof Norwest Credit, Inc. in the principal amount of $2,500,000.

     **10.15   Revolving Note dated August 7, 1995 executed by the
          Company and QCP in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

     ***10.16  Operating Agreement dated June 14, 1996 between the
          Registrant and Pharma France, Inc.

     ***21     Subsidiaries of the Registrant.

     ***27     Financial Data Schedule.

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

**Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1995, as filed with the Securities and Exchange
Commission.

***Filed herewith.

     GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

Page

FINANCIAL STATEMENTS:

  Report of Independent Certified Public Accountants F-2

  Consolidated Balance Sheets as of August 31, 1996 and 1995 F-3

  Consolidated Statements of Operations for the Years Ended August 31, 1996 and 1995 F-5

  Consolidated Statement of Stockholders' Equity (Deficiency) for the Years Ended August 31, 1996 and 1995 F-6

  Consolidated Statements of Cash Flows for the Years Ended August 31, 1996 and 1995 F-7

  Notes to Consolidated Financial Statements F-9

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Pharmaceutical, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Golden Pharmaceutical, Inc. (a Colorado corporation) and Subsidiaries as of August 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Golden Pharmaceutical, Inc. and Subsidiaries as of August 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP


Denver, Colorado
October 24, 1996 (except for note H, as to which the date is November 20, 1996)
     GOLDEN PHARMACEUTICALS, INC. AND SUSIDIARIES

     CONSOLIDATED BALANCE SHEETS

     ASSETS

                 August 31,
        1996           1995

CURRENT ASSETS
  Cash    $    34,872    $    49,557
  Receivables
   Trade, net of allowance for doubtful
     accounts of $43,634 and $63,700 at
     August 31, 1996 and 1995 1,443,684 1,255,475
  Note receivable   165,000    165,000
  Inventories  1,336,633 674,955
  Prepaid expenses and other  168,582   131,613
  Deferred income taxes    380,000  380,000

     TOTAL CURRENT ASSETS     3,528,771  2,656,600

PROPERTY, PLANT AND EQUIPMENT - AT COST      4,339,707 2,736,714
  Less accumulated depreciation
    and amortization          1,782,400 1,659,768

     TOTAL PROPERTY, PLANT & EQUIPMENT  2,557,307  1,076,946

OTHER ASSETS
  Goodwill, less accumulated amortization of
    $215,055 and $16,543 at August 31, 1996
     and 1995       3,948,256    3,953,735
  Intangibles-net of amortization of $333 in
     1996 11,667    -
  Non-Compete Agreement  425,600   172,624
          Deferred income taxes      220,000   220,000
     TOTAL OTHER ASSETS  4,605,523 4,346,359

     $ 10,691,601   $ 8,079,905










     See Notes to Consolidated Financial Statements.

     GOLDEN PHARMACEUTICALS, INC. AND SUSIDIARIES

     CONSOLIDATED BALANCE SHEETS - Continued

     LIABILITIES AND STOCKHOLDERS' EQUITY
              August 31,
         1996           1995
CURRENT LIABILITIES
  Note payable $    532,141   $    343,454
  Current maturities of long-term debt  785,835   276,179
  Current maturities of capitalized lease
    obligations     95,246    33,375
  Accounts payable  921,045   1,198,689
  Accrued liabilities
    Salaries, wages and other compensation   42,450    133,192
    Interest   144,148   36,183
    Other         95,798     19,860

     TOTAL CURRENT LIABILITIES     2,616,663 2,040,932

LONG-TERM OBLIGATIONS, less current
  maturities   3,674,355 4,314,936

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities          299,674      178,745

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE   10,776    -

CONTINGENCIES AND COMMITMENTS      -    -

MINORITY INTEREST   852,372   -

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000 shares
    authorized; 124,063,778 and 93,967,583, issued,
    120,774,778 and 93,967,583 outstanding in 1996
    and 1995, respectively    23,867,384     21,288,851
  Preferred stock-no par value; 10,000,000
    shares authorized
      Class A 15%/30% cumulative convertible,
      29,653 shares, issued and outstanding in
      1996 and 1995, respectively      292,558        292,558
     24,159,942     21,581,409
  Accumulated deficit    (20,828,049)        (20,036,117)
     3,331,893 1,545,292
  Less Common Stock in treasury at cost,
    3,289,000 shares at August 31,1996         94,132             -

     TOTAL STOCKHOLDERS' EQUITY     3,237,761          1,545,292

          $ 10,691,601   $  8,079,905


     See Notes to Consolidated Financial Statements.
     GOLDEN PHARMACEUTICALS, INC. AND SUSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS


     For The Years Ended August 31,
        1996           1995
REVENUES
  Net sales    $ 10,156,647   $ 4,412,377
  Cost of sales     6,538,660 2,245,230

     GROSS MARGIN   3,617,987 2,167,147

  Selling, general and administrative   3,671,613 1,255,645

     OPERATING INCOME(LOSS)    (53,626)  911,502

OTHER INCOME/(EXPENSE)
  Interest expense  (807,198) (140,330)
  Joint venture income(loss)  (66,776)  -
  Gain on disposal of equipment    (3,217)    2,400
  Other Income    68,180    13,731

     TOTAL OTHER INCOME/(EXPENSE)   (809,011)      (124,199)

     INCOME(LOSS) BEFORE INCOME TAXES AND
       EXTRAORDINARY ITEM     (862,637) 787,303

INCOME TAX EXPENSE (BENEFIT)         -              (91,594)

   INCOME(LOSS) BEFORE EXTRAORDINARY ITEMS    (862,637)     878,897

EXTRAORDINARY ITEM
  Settlement of notes and trade accounts
    payable         -          99,677

   INCOME(LOSS) BEFORE MINORITY INTEREST     (862,637) 978,574

MINORITY INTEREST      70,705       -
 NET INCOME(LOSS)   $    (791,932) $ 978,574

INCOME PER COMMON SHARE
  Before extraordinary item   $       (.01)  $       .01

  Extraordinary item           -            *

     NET INCOME(LOSS)    $       (.01)  $       .01

*Less than $.01 per share

     See Notes to Consolidated Financial Statements.
     GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
     FOR THE YEARS ENDED AUGUST 31, 1996 AND 1995

         COMMON STOCK           PREFERRED STOCK
           15%/30% CUMULATIVE Accumulated    Treasury Stock
 Shares          Amount       Shares    Amount   Deficit   Shares      Amount

BALANCE -  September 1, 1994  90,342,583 $ 21,246,351   29,653    $ 292,558
$(21,014,691)  -    -

Conversion of Debt, Bonus, and
  services to Common Stock    1,625,000 42,500    -    -    -    -    -

Common stock issued to release
  contingency (Note I)   2,000,000 -    -    -    -    -    -

Net Income            -               -          -         -         978,574
         -       -

BALANCE - August 31, 1995     93,967,583     21,288,851     29,653    292,558
   (20,036,117)   -    -

Conversion of debt, bonus and
  services to common stock    156,195   23,534    -    -    -    -    -

Warrants Exercised  8,000,000 600,000   -    -    -    -    -

Stock Options Exercised  16,000,000     469,999   -    -    -    -    -

Common Stock Issued in
  Private Placement 5,940,000 1,485,000 -    -    -    -    -

Less Treasury Stock at cost   -    -    -    -    -    3,289,000 94,132

Net loss          -              -          -          -         (791,932)
       -      -

BALANCE - August 31, 1996     124,063,778    $ 23,867,384   29,653
 $ 292,558 $(20,828,049)  3,289,000 94,132


     See Notes to Consolidated Financial Statements.
               GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS

     For the Years Ended August 31,
        1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)  $  (791,932)   $ 978,574
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation and amortization  507,645   99,345
    Settlement of and note payable and
     trade accounts payable        -            (99,677)
    Gain(loss) on sale of equipment     3,216     (2,400)
    Stock issued for services and fees  23,534    42,500
    Minority Interest    (70,705)  -
    Joint venture loss   66,776
    Changes in assets and liabilities net of
      effects of acquisition and joint venture
        Decrease (increase) in accounts
        receivable  (188,209)          (23,952)
        (Increase) in inventories  (661,678) (5,634)
        Decrease in prepaid expenses and other    (36,969)  (33,664)
        Increase in deferred taxes      -           (100,000)
        Increase (decrease) in accounts payable   (277,644) 5,060
        Increase (decrease) in accrued expenses      93,162   66,142

         TOTAL ADJUSTMENTS     (540,872)      (52,280)

         NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES    (1,332,804)    926,294

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant, and equipment (614,942) (173,396)
  Proceeds from sale of equipment  6,146     2,400
  Payments for acquisition    -           (4,025,596)
  Increase investment in joint venture  56,000    -
  Addition to goodwill   (169,006) -
  Increase in note receivable        -        (165,000)

      NET CASH (USED BY)
        BY INVESTING ACTIVITIES    (833,802) (4,361,592)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of note payable for acquisition
    of business     -    4,400,000
  Issuance of common stock    2,554,999 -
  Purchase of treasury stock  (94,132)  -
  Borrowings under note payable    42,500    -
  Payment on non compete (175,000)
  Payments of notes payable   (365,133) (704,270)
  Borrowings on line of credit     16,096,917     735,652
  Payments on line of credit  (15,908,230)   (1,041,319)

     NET CASH PROVIDED BY
      FINANCING ACTIVITIES     2,151,921      3,390,063

 NET INCREASE (DECREASE) IN CASH   (14,685)  (45,235)

CASH, BEGINNING OF YEAR      49,557         94,792

CASH, END OF YEAR   $     34,872   $     49,557
Continued on following page.

     See Notes to Consolidated Financial Statements.
     GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOWS



Continued from previous page.

Supplemental schedule of noncash investing and financing activities:


     For the Years Ended August 31,
        1996           1995

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for
   interest    $   697,678    $  140,330

Escrow account for business acquisition -    (222,065)
The Company issued 2,000,000 shares of
  restricted common stock to a major
  stockholder and director of the Company
  which is collateral for the
  release of a contingent liability     -    2,000,000
Purchase of equipment under a capital lease  249,508   212,120
Increase in goodwill     24,031    -

Details of business acquisition in
  purchase transaction

    Fair value of assets acquired,
      other than cash     -   2,075,359

    Liabilities assumed  -    (2,003,498)

    Cash paid for acquisition -    4,025,596

Details of joint venture with Pharma Labs, LLC

  Fair value of assets contributed,
    other than cash 100,000   -

  Future obligation incurred for acquisition   900,000 -




     See Notes to Consolidated Financial Statements.
     A.   HISTORY AND BUSINESS ACTIVITY

GOLDEN PHARMACEUTICALS, INC. (GPI) is engaged in the manufacturing and marketing of radiopharmaceutical and radiochemical drug products. The Company grants credit in the normal course of business to primarily one customer located in the State of California which has operations throughout the United States.

QUALITY CARE PHARMACEUTICALS, INC. (QCP), a wholly-owned subsidiary of Golden Pharmaceuticals, Inc., purchases pharmaceutical drugs from manufacturers and repackages them for sale into single user prescription size packages. The Company's clients consist of private physicians, hospitals, group practices, managed care programs, pharmacies and other legally constituted medical facilities throughout the United States.

PHARMA LABS, LLC. ("Pharma Labs"), a 52% owned subsidiary of Golden Pharmaceuticals, Inc., is engaged in the manufacturing, packaging, and distribution of nutritional products , such as vitamins, minerals and herbal products. The Company distributes its products primarily to Vietnam and Cambodia. In addition the Company performs contract manufacturing and packaging for certain U.S. customers.

RX DIRECT, LLC (RxD), a 50% owned subsidiary of Quality Care
Pharmaceuticals, Inc. was formed in a joint venture with Visiting Nurses Association (VNA). Rx Direct is engaged in the dispensing of medications via mail order. Both QCP and VNA will market the mail order pharmacy to their respective customer base.

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of GPI, its wholly-owned subsidiary Quality Care Pharmaceuticals, Inc. (QCP), and its 52% owned subsidiary Pharma Labs, LLC, collectively referred to as the Company.

On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs, LLC. The Company owns 52% of Pharma Labs, LLC, accordingly, the accounts of Pharma Labs, LLC are consolidated for financial statement purposes. The Company has agreed to contribute $1,000,000 in working capital, leasehold improvements, and operational support. As of August 31, 1996 the Company has contributed $680,545. Pharma France, Inc. contributed $923,076 in machinery and equipment and leasehold improvements.

Investment in Joint Venture - Rx Direct, LLC a 50% owned subsidiary of QCP is recorded under the equity method on QCP's financial statements. All material intercompany balances and transactions have been eliminated in consolidation.

Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

Depreciation and Amortization - Depreciation and amortization are computed on a straight-line basis for book and tax purposes over the estimated useful lives of the respective assets which range from three to thirty nine years.


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

          For the Year Ended August 31,
        1996           1995

Weighted average number of
 shares outstanding 97,131,318     91,589,946

Stock-Based Compensation - During October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The Statement defined a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all employee stock compensation plans.
SFAS No. 123 allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25. Entities electing to remain with APB No. 25 must make certain pro forma disclosures as of the fair value based method has been applied.

The Company has not elected to adopt SFAS No. 123, which is not yet effective, for its fiscal year ended August 31, 1996. The effects of adopting SFAS No. 123 have not been determined.

Cash Equivalents - For the purpose of the statements of cash flows, the Company considers all highly liquid cash investments with original maturity dates of three months or less to be cash equivalents.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

Use of Estimates - In preparing the Company's consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, at the date of the consolidated financial statements. Actual results could differ from those estimates.

C.   Investment in Joint Venture

On February 12, 1996 Quality Care Pharmaceuticals, Inc. entered into a joint venture agreement with Visiting Nurses Association (VNA) to form Rx Direct LLC, a mail order pharmacy. QCP owns 50% of Rx Direct LLC, therefore, Rx Direct LLC, is recorded under the equity method on QCP's financial statements. QCP is providing management and operational support for Rx Direct LLC, and VNA is contributing $300,000 in cash to fund the start up of the operations. As of August 31, 1996 QCP has contributed $56,000 in services and operational support. VNA has contributed $126,000 in working capital.

C.   Investment in Joint Venture - continued

The following shows the condensed financial information for Rx Direct LLC, at August 31, 1996:

     Total Assets   $ 143,010

     Total Liabilities   $  94,562
     Total Equity   $  48,448

     Total Liabilities & Equity    $ 143,010


     Net Sales $  10,684
     Total Expenses 144,235
     Net Income(Loss)    (133,552)


D.   Inventories

Inventories consist primarily of supplies, raw materials and finished goods which are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method as follows.

              1996           1995

     Raw materials  $ 801,359 $ 260,097
     Work-in-progress    52,368    -
     Finished goods 482,906       414,858

          $ 1,336,633    $ 674,955


E.   Property, Plant and Equipment

Property, plant and equipment are carried at cost and classified at August 31, as follows:

             1996          1995

     Building and improvements     $   1,057,600  $   822,799
     Machinery and equipment  2,383,491 1,216,365
     Computers 244,431   185,961
     Furniture and fixtures   506,185   363,589
     Land   148,000  148,000
           4,339,707      2,736,714
     Less accumulated depreciation
         and amortization     1,782,400 1,659,768

           $  2,557,307  $ 1,076,946

F.   NOTE RECEIVABLE

The Company has entered into two note receivable agreements totaling $165,000 as of August 31, 1996 and 1995 in conjunction with the release of a contingency (see Note I). The payment of the notes are contingent upon the future sale of undeveloped land (see note I). The $85,000 note accrues interest at the bank prime plus 1% (totaling 9.34% at August 31, 1996) and the $80,000 is without interest. The notes are without collateral.


G.   LEASE COMMITMENTS

Capitalized Leases

The Company leases equipment which is used in the production process and administration of their business. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

The leases, which are noncancelable, expire at various dates through the year 2001. The recorded cost of assets under capital leases is $500,405 and $253,133 at August 31, 1996 and 1995, respectively. Accumulated amortization associated with the recorded assets was $59,514 and $3,233 at August 31,1996 and 1995, respectively.

 Future minimum annual lease payments under capitalized leases are as follows:

     Year ending August 31, 1997   $ 142,053   1998    135,668
          1999    109,407     2000    91,831      2001     27,406
          506,365
     Less amount representing interest  111,445
     Discounted lease obligations  394,920
     Less current portion       95,246
     Long-term portion   $ 299,674

Operating Leases

The Company leases office facilities, vehicles and equipment under operating leases which expire at various dates through 2004. Under the terms of the leases, the Company will pay monthly rental ranging from $27,778 in 1996 and $11,301 in 2004.

Future minimum annual rental payments under operating leases are as follows:

     Year ending August 31,
       1997    $ 333,342
       1998    282,200
       1999    279,747
       2000    181,974
       2001    135,614
       Thereafter     339,032
          $ 1,551,909

Rent expense totaled approximately $162,000 and $40,000 at August 31, 1996 and 1995, respectively.

H.   NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

                August 31,
             1996          1995
Note payable with monthly installments
  of $2,503 including interest of 7.46%,
  through March, 1996, uncollateralized $     -   $ 18,491

H.   NOTES PAYABLE AND LONG-TERM DEBT - continued
                August 31,
             1996          1995
Note payable, term loan, payable in
  sixteen quarterly installments of
  $125,000, including interest at the
  bank prime plus 3% (totaling 11.34%
  at August 31, 1996).  Payments commence
  on August 1, 1996 and continue through
  August 1, 2000, with a lump sum payment
  of $2,000,000.  The note accrues
  contingent interest in an amount equal
  to 10% of the total consolidated Company
  value.  Such contingent interest is
  payable upon maturity of the note, with
  a maximum contingent interest amount due
  of $2,150,000.  Collateralized by a
  second perfected security interest
  in all personal property of the Company
  (inventory, accounts receivable,
  equipment and general intangibles), all
  issued and outstanding shares of common
  stock of Quality Care Pharmaceuticals,
  Inc. and a second deed of trust on real
  property     $ 3,875,000    $4,000,000
Note payable, term loan, payable in
  monthly installments of $6,667,
  including interest at the bank prime
  plus 3% (totaling 11.34% at August 31,
  1996) through August 1, 2000.
  Collateralized by equipment, general
  intangibles, inventory and accounts
  receivable    319,996     400,000
Note Payable, term loan, payable in
  monthly installments of $1,180,
  including interest at the bank prime
  plus 3% (totaling 11.34% at August 31,
  1996) through January 1, 1999.
  Collateralized by equipment, general
  intangibles, inventory and accounts
  receivable   34,238    -
Note payable, $2,500,000 revolving
  line of credit with interest payable
  at bank prime plus 2% (totaling 10.34%
  at August 31, 1996) through August 1,
  2000.  Collateralized by equipment,
  general intangibles, inventory and
  accounts receivable         532,141    343,454
Non-interest bearing note payable, to an
  officer of Quality Care Pharmaceuticals,
  Inc, payable in semi-annual installments
  of $16,667 through July 15, 1998,
  uncollateralized  52,978    86,312
Non-interest bearing note payable, to an
  officer of Quality Care Pharmaceuticals,
  Inc, payable in semi-annual installments
  of $16,667 through July 15, 1998,
  uncollateralized     52,978     86,312
H.   NOTES PAYABLE AND LONG-TERM DEBT - continued
                August 31,
             1996          1995
Non-interest bearing note payable, to officers
  of Pharma Labs, LLC, payable on September 1,    125,000         -
  1996.
          4,992,331 4,934,569
Less:  Note payable  (532,141)     (343,454)
       Current maturities      (785,835)      (276,179)
          $ 3,674,355    $4,314,936
In connection with the note payable, the Company is required to maintain compliance with certain covenants. At August 31, 1996, the Company was not in compliance with certain covenants.

Subsequent to August 31, 1996, the covenant violations were waived and the bank agreed to change certain covenants which brought the Company into compliance with the terms of the note.

Aggregate annual principal payments applicable to notes payable and long-term debt for years ending after 1996 are as follows:

     Year Ending August 31       1996
     1997 $ 1,317,976
     1998  627,501
     1999 591,859
     2000 579,996
     2001 500,000
     Thereafter     1,375,000
          $ 4,992,331

I.   STOCKHOLDERS' EQUITY

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

          Period              Annual Rate    Quarterly Rate

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




I.   STOCKHOLDERS' EQUITY - continued

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

As of August 31, 1996 and 1995, 54,589 of the 84,242 15%/30% Preferred
and applicable accrued dividends were converted into Common Stock. Based on the number of outstanding shares of 15%/30% Preferred at August 31, 1996 and 1995, and the dividend rate schedule above, the estimated accrued cumulative dividend is $433,393. At August 31,1996, the holders of preferred stock can convert their shares into 729,923 shares of common stock including accrued dividends.

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

I.   STOCKHOLDERS' EQUITY - continued

The following summarizes the status of options and warrants granted at August 31, 1996:

               Outstanding                   Outstanding
               at                       at
Exercise  Year      September 1,                       August 31,
 Price    Granted       1995             Granted       Exercised  Expired
         1996
     $.10 1996 -         300,000   -    -    300,000
     $.10 1996 -         900,000   -    -    900,000
     $.10 1996 -         300,000   -    -    300,000
     $.32 1996 -         400,000   -    -    400,000
$.075     1996 -         8,000,000 8,000,000     -     -
$.075     1995 10,000,000          -    10,000,000     -    -
$.075     1995 350,000        -    -    -       350,000
     $.03 1995 100,000        -    -    -       100,000
$.02 1994 6,000,000              -      6,000,000     -     -
$.02 1992         500,000     -               -         500,000            -
                   16,950,000      9,900,000 24,000,000     500,000   2,350,000


The following summarizes the status of options and warrants granted at August 31, 1995:


          Outstanding                   Outstanding
          at                  at
Exercise  Year      September 1,                       August 31, 1995
 Price    Granted       1994               Granted     Exercised  Expired
$.075     1995 -         10,000,000     -    -    10,000,000
$.075     1995 -         350,000   -    -       350,000
     $.03 1995 -         100,000   -    -       100,000
$.02 1994 6,000,000              -      -    -    6,000,000
$.02 1992      500,000            (1)   -          -          -          500,000
  6,500,000         10,450,000             -             -       16,950,000

(1)Does not include options to acquire 750,000 shares of common stock pursuant to an employment agreement with a former officer and director which were forfeited upon termination.

J.   INCOME TAXES

The following is a summary of the provision for income taxes:

     Year Ended August 31,
         1996           1995

     Current provision Federal     $     -   $   5,550
     State         -            2,856

          $     -   $   8,406

     Deferred provision (benefit)
     Federal   $     -   $ (88,000)
     State          -     (12,000)

          $     -   $(100,000)






J.   INCOME TAXES - continued

     Total provision (benefit)
     Federal   $     -   $(82,450)
     State         -     (9,144)

          $     -   $(91,594)

The provision for income taxes differs from the amount determined by applying the statutory rate to net income before taxes, due to the following reasons for the years ended August 31:

       1996      1995


     Income taxes at statutory rate     $ (309,000)    $  346,000
     (Benefits)Expense due to change in asset
       valuation allowance    298,000   (445,000)
     Other        11,000     7,406

     Income tax benefit  $      -       $ (91,594)

Sources of change in deferred taxes and the deferred tax effect of each were as follows for the year ended August 31:

       1996      1995


     Change in asset valuation
       allowance    $ (298,000)    $ 445,000
     Accrued liabilities (3,000)   22,000
     Depreciation and amortization 77,000    7,000

     Carry forward of net operating
       losses for income tax reporting   224,000  (374,000)

          $      -       $  100,000

Components of deferred tax assets at August 31, were as follows:

        1996          1995
     Assets

     Net operating loss carryforwards   $ 7,036,000    $  6,812,000
     Accrued liabilities    23,000 26,000
     Depreciation and amortization     84,000          7,000
          7,143,000 6,845,000
     Valuation Allowance (6,543,000)    (6,245,000)

          NET ASSET $   600,000    $    600,000

Realization of the deferred tax asset depends on achieving a certain minimum level of future taxable income and although managment currently believes that achievements of the required future taxable income is more likely than not, it is reasonably possible that this belief could change in the near term, resulting in an adjustment to the valuation allowance.

J.   INCOME TAXES - continued

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

          $ 15,440,000


K.   CONTINGENCIES AND COMMITMENTS

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

In August, 1995, the Company amended the settlement agreement whereby another corporation, 100% owned by a director, officer and stockholder, has assumed the obligations of the Company under the settlement agreement. In exchange, the Board of Directors approved the issuance of 2,000,000 shares of the Company's no par value common stock to this corporation. These shares will transfer back to the Company when the judgement is completely satisfied. The Company retained voting rights to those shares and dividends, if any, related to these shares are paid to the Company. Those shares are not considered to be issued or outstanding.

L.   EXTRAORDINARY ITEM

During 1995, the Company settled long-term debt and accounts payable totaling $300,527 for $200,850 resulting in an extraordinary gain of $99,677.

M.   MAJOR CUSTOMERS AND VENDORS

The raw material needed for the Company's radiopharmaceutical drug product is manufactured by a limited number of suppliers. The Company purchases all of its raw product (Iodine-123) from one supplier whose operations are based in Canada. All transactions between the Company and its supplier are in U.S. dollars.

M.   MAJOR CUSTOMERS AND VENDORS - continued

Purchases for the years ended August 31, 1996 and 1995, totaled approximately $1,151,000 and $1,087,000, respectively. Included in accounts payable and long- term debt at August 31, 1996 and 1995, are liabilities of approximately $104,000 and $100,000, respectively, for these purchases.

GPI's radio pharmaceutical drug product is distributed by one distributor/customer. Sales for the years ended August 31, 1996 and 1995 totaled approximately $3,812,000 and $3,608,000, respectively.

N.   RELATED PARTY TRANSACTIONS

The Company is due $64,539 from a related entity with common shareholders and officers. The Company had sales of approximately $40,000 to the related entity. In addition QCP purchased certain inventory items in the amount of $45,844 to manufacture and produce products for the related entity. The amount due the Company has been guaranteed by the shareholders.

O.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair value of financial instruments held for purposes other than trading are as follows as of August 31,

                      1996
          Carrying  Fair
             Value          Value
Cash and cash equivalents     34,872    34,872
Notes receivable    165,000   165,000
Notes payable  532,141   532,141
Long term debt 4,460,190 4,460,190
Capital leases 394,920   394,920


                1995
     Carrying       Fair
         Value              Value
Cash and cash equivalents     49,557         49,557
Notes receivable    165,000        165,000
Notes payable         343,454            343,454
Long term debt          4,591,115            4,591,115
Capital leases      212,120             212,120

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

Cash and cash equivalents

The carrying value approximates fair value due to the short maturity of those instruments.

Notes receivable

The carrying value approximates fair value as the interest rate at August 30, 1996 is considered to approximate the market rate.








O.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - continued

Notes payable, Long term debt and Capital leases

The carrying value approximates fair value as the interest rate at August 30, 1996 is considered to approximate the market rate.

Subsidiaries of the Company


Quality Care Pharmaceuticals, Inc., a California Corporation

Golden Research Corporation, a Delaware Corporation

     Exhibit 10.16

     OPERATING AGREEMENT
     FOR PHARMA LABS, LLC


     This Operating Agreement is made as of June 14, 1996, by Golden Pharmaceuticals, Inc., a Colorado corporation ("GPI") and Pharma France, Inc., a California corporation formerly known as Pharma Labs, Inc., a California corporation ("Pharma France") (individually and together, the "Members").

     WHEREAS, on May 1, 1996, the Members formed a limited liability company by filing its Articles of Organization (the "Articles of Organization") pursuant to the Colorado Limited Liability Company Act (the "Colorado Act");

     WHEREAS, the Members desire to adopt this Operating Agreement; and

     WHEREAS, each Member represents that it has sufficient right and authority, without breaching any provision of law or contract to execute this Operating Agreement and is not acting on behalf of any undisclosed or partially disclosed principal by such action;

     NOW, THEREFORE, in consideration of the agreements and obligations set forth herein and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Members hereby agree as follows:

     ARTICLE I

     DEFINITIONS

     The definitions of some of the terms used in this Operating
Agreement or the Sections in which such terms are defined are set forth in the attached Exhibit A.

     ARTICLE II

     ORGANIZATION AND TERM

     Section 2.01. Formation. The Members formed Pharma Labs, LLC (the "Company") under and pursuant to the provisions of the Colorado Act by filing, on May 1, 1996, the Articles of Organization of the Company. The rights and liabilities of the Members shall be as provided under the Colorado Act, the Articles of Organization and this Operating Agreement. The fact that the Articles of Organization are on file in the office of the Secretary of State, State of Colorado, shall constitute notice that the Company is a limited liability company.

     In order to maintain the Company as a limited liability company under the laws of the State of Colorado, the Company shall from time to time take appropriate action, including the preparation and filing of such amendments to the Articles of Organization and such other assumed name certificates, documents, instruments and publications as may be required by law, including, without limitation, action to reflect:

     (a)  a change in the Company name;

     (b) a correction of false or erroneous statements in the Articles of Organization or the desire of the Members to make a change in any statement therein in order that it shall accurately represent the agreement among the Members; or

     (c) a change in the time for dissolution of the Company as stated in the Articles of Organization and in this Agreement.

     Section 2.02.  Name.  The Company's name shall be:

     Pharma Labs, LLC.

     The Company shall cause appropriate trade name and like statements to be filed and published under the name set forth in this Section 2.02, or such other name as the Company may have or use in any state or jurisdiction from time to time.

     Section 2.03. Term. The term of the Company shall commence on the date hereof and shall continue in full force and effect until the earliest of the following:

     (a)  May 1, 2026;

     (b) dissolution of the Company by the unanimous written agreement of the Members; or

     (c) the death, retirement, resignation, expulsion, bankruptcy or dissolution of a Member or the occurrence of any other event which terminates the continued membership of a Member in the Company as provided in Article XV, unless the remaining Members unanimously agree to continue the business of the Company within 90 days after the termination of the Company.

     Section 2.04. Registered Agent and Office. The Company's registered agent and office in Colorado shall be Glen Weaver whose business address is 1313 Washington Avenue, Golden, Colorado 80401. At any time, the Company may designate another registered agent and/or office.

     Section 2.05. Principal Place of Business. The principal place of business of the Company shall be at 1313 Washington Avenue, Golden, Colorado 80401. At any time, the Company may change the location of its principal place of business and may establish additional offices. The following items shall at all times be maintained at the Company's principal office:

     (a) a current list of the full name and last known business, residence, or mailing address of each Member and Manager, both past and present;

     (b) a copy of the Articles of Organization and all amendments thereto, together with executed copies of any powers of attorney pursuant to which any amendment has been executed;

     (c) copies of the Company's federal, state and local income tax returns and reports, if any, for the three most recent years;

     (d)  copies of any currently effective written Operating
Agreements, copies of any writings permitted or required under C.R.S. 7-80-502 regarding the obligation of a Member to perform any enforceable promise to contribute cash or property or to perform services as consideration for such Member's Capital Contribution;

     (e) minutes of every annual and special meeting and any meeting ordered pursuant to Section 7.04;

     (f) unless contained in this Operating Agreement, a statement prepared and certified as accurate by a Manager of the Company which describes:

          (i) the amount of cash and a description and statement of the agreed value of the other property or services contributed by each Member and which each Member has agreed to contribute in the future;

          (ii) the times at which or events on the happening of which any additional contributions agreed to be made by each Member are to be made;

          (iii) if agreed upon, the time at which or the events on the happening of which a Member may terminate his membership in the Company and the amount of, or the method of determining, the distribution to which he may be entitled respecting his membership interests and the terms and conditions of the termination and distribution;

          (iv) any right of a Member to receive distributions which include a return of all or any part of a Member's contribution;

     (g) any written consents obtained from Members pursuant to C.R.S. 7-80-711 regarding action taken by Members without a meeting.

     (h) copies of the agreement, substantially in the form of Exhibit E hereto, of each Member who is not a resident of Colorado to file a Colorado income tax return in accordance with the provisions of C.R.S. 39-22-601 and to make timely payment of all taxes imposed on him by the State of Colorado with respect to the income of the Company and to be subject to personal jurisdiction in Colorado for purposes of the collection of such income taxes, together with related interest and penalties imposed on the Member by the State of Colorado with respect to the Company's income.

     Such records are subject to inspection and copying at the reasonable request and at the expense of any Member during ordinary business hours.

     Section 2.06.  Effective Date.  The effective date of this
Operating Agreement shall be as of the date hereof.

     Section 2.07. Other Instruments. Each Member hereby agrees to execute and deliver to the Company within five (5) days after receipt of a written request therefor, such other and further documents and instruments, statements of interest and holdings, designations, powers of attorney and other instruments and to take such other action as the Company deems necessary, useful or appropriate to comply with any laws, rules or regulations as may be necessary to enable the Company to fulfill its responsibilities under this Operating Agreement.

     ARTICLE III

     PURPOSE AND POWERS OF THE COMPANY

     Section 3.01. Purpose. The purpose of the Company's business is to manufacture, package and distribute pharmaceuticals, vitamins, medicinal herbs, minerals and any other nutritional substances within and without the United States and to do anything incidental thereto. The Company shall not engage in the business of banking or insurance.

     Section 3.02. Powers of the Company. In furtherance of the purpose of the Company as set forth in Section 3.01, the Company shall have the power and authority to take in its name all actions necessary, useful or appropriate in the Members' discretion to accomplish its purpose, including, but not limited to, the power:

     (a) to conduct its business, carry on its operations and have and exercise the powers granted by the Colorado Act in any state, territory, district or possession of the United States, or in any foreign country which may be necessary or convenient to effect any or all of the purposes for which it is organized;

     (b) to make contracts and guarantees and to incur liabilities, borrow money at such rates of interest as the Company may determine, issue its notes, bonds and other obligations and secure any of its obligations by mortgage or pledge of all or any part of its property, franchises and income;

     (c) to purchase, take, receive, lease or otherwise acquire, own, hold, improve, use and otherwise deal in and with real or personal property, or interests therein, wherever situated;

     (d) to sell, convey, assign, encumber, mortgage, pledge, lease, exchange, transfer and otherwise dispose of all or any part of its property and assets;

     (e) to purchase, take, receive, subscribe for or otherwise acquire, own, hold, vote, use, employ, sell, mortgage, lend, pledge, or otherwise dispose of, and otherwise use and deal in and with, shares or other interests in or obligations of domestic or foreign corporations, associations, general or limited partnerships, other limited liability companies, or individuals or direct or indirect obligations of the United States or of any government, state, territory, governmental district or municipality or of any instrumentality of any of them;

     (f) to lend money for its proper purposes, to invest and reinvest its funds, to take and hold real and personal property for the payment of funds so loaned or invested;

     (g) to sue and be sued, complain and defend, and participate in administrative or other proceedings, in its name;

     (h) to elect Managers and appoint agents of the Company, and define their duties and fix their compensation;

     (i) to make and alter operating agreements, not inconsistent with the Articles of Organization or with the laws of the State of Colorado, for the administration and regulation of its affairs;

     (j) to indemnify a Member or Manager or former member or Manager, and to make any other indemnification that is authorized by the Articles of Organization or by this Operating Agreement in accordance with the Colorado Act;

     (k) to cease its activities and surrender its certificate of organization;

     (l) to have and exercise all powers necessary or convenient to effect any or all of the purposes for which the Company is organized;

     (m) to become a member of a general partnership, limited partnership, joint venture or similar association or any other limited liability company; and

     (n) to lend money to and otherwise assist the Members and employees of the Company as provided in this Operating Agreement.

     ARTICLE IV

     MEMBERS, CAPITAL CONTRIBUTIONS AND UNITS

     Section 4.01. Members; Obligation to Update. All Members of the Company, past and present, and their last known business, residence or mailing address shall be listed on the attached Exhibit B. The Managers shall be required to update Exhibit B from time to time as necessary to accurately reflect the information therein.

     Section 4.02.  Capital Contributions; Additional Capital
Contributions.

          (a) The Capital Contribution of each Member is set forth on the attached Exhibit C. Capital Contributions to the Company shall consist of cash, negotiable instruments, real property, personal property, or services rendered or a promissory note or other obligation to contribute cash or property or to perform services. No Member shall be liable under a judgment, decree or order of a court, or in any other manner for a debt, obligation or liability of the Company. Except as provided herein, no Member shall be required to lend any funds to the Company or to pay any contributions, assessments or payments to the Company except the Capital Contribution provided for in this Article IV; provided that a Member may be required to repay its Capital Contribution to the Company as provided in Article XI.

          (b) In the event that the Member Account of Pharma France would be reduced to an amount which is below zero (0) in any fiscal year during the Priority Period as a result of any Shortfall(s), Pharma France shall be immediately required to make an additional Capital Contribution in cash and/or make a cash loan to the Company in an amount equal to 52% of any such Shortfall(s) such that the Member Account of Pharma France no longer has a deficit balance. In no event shall any such additional Capital Contribution by Pharma France dilute GPI's proportionate equity interest in the Company and any such loan made to the Company by Pharma France shall be payable only from distributions made by the Company to Pharma France pursuant to the provisions of Section 8.02 below. Any additional Capital Contribution and/or loans made by Pharma France pursuant to this Section 4.02(b) shall be immediately distributed to GPI as a distribution of Net Cash Flow in accordance with Section 8.02.

     Section 4.03. Units. A Member's interest in the Company shall be represented by the "Unit" or "Units" held by such Member. Each Member's respective Units in the Company are set forth on the attached Exhibit B. By its execution of this Operating Agreement, each Member hereby votes and agrees that its votes, consents and actions pursuant to the Articles of Organization, this Operating Agreement and the Colorado Act shall be counted and determined as provided in this Operating Agreement. The Members hereby agree that each Unit shall entitle the Member possessing such Unit:

          (a) to one vote on matters on which the Members may vote under the Articles of Organization, this Operating Agreement and/or the Colorado Act; and

          (b) to an equal proportionate share of the Company's income, gains, losses, deductions and credits.

Each Member hereby agrees that its interest in the Company and in its Units shall for all purposes be deemed a personal interest and shall not be deemed realty or any interest in the Company's real or personal property or assets of any kind.

     Section 4.04. Restriction on Registration of Units. To the extent required so that the Company is not deemed to be a "publicly traded partnership" under the Code, Units shall only be registered in the name of the beneficial owner, and the Company shall not be bound to recognize any equitable or other claim to or interest in such Units on the part of any other person (such as a broker, dealer, bank, trust company or clearing corporation) which is acting as a nominee, agent or in some other representative capacity, whether or not the Company shall have knowledge thereof, except for:

          (a) Units held by a guardian, custodian or conservator for the benefit of a minor or incompetent;

          (b) Units held by a trust for the benefit of the trustee or a trustee's spouse, parent, parent-in-law, issue, brother, sister, brother-in-law, sister-in-law, niece, nephew, cousin, grandchild or grandchild-in-law; and

          (c)  Units held by a fiduciary for other like beneficiaries.

     The Company's Units shall only be traded in accordance with the Department of the Treasury's rules and regulations then in effect which set forth the parameters within which a partnership may act and not be deemed to be a "publicly traded partnership" under the Code. In no event may the Company's Units be listed on an established securities exchange.

     Section 4.05. Withdrawals and Interest. No Member shall have the right to:

          (a)  withdraw its Capital Contribution;

          (b) receive any return or interest on any portion of its Capital Contribution except as otherwise provided herein; or

          (c) withdraw from the Company except by transfer of its Units to another party in accordance with Article XIV, by resignation in accordance with Article V, or upon the dissolution of the Company.

     Section 4.06. Return. No Member shall be entitled to the return of all or any part of its Capital Contribution unless and until there remains Company Property after:

          (a) all liabilities of the Company (except liabilities to Members on account of their Capital Contributions) have been paid;

          (b) all amounts due to Members in respect of their share of profits and other gains have been paid; and

          (c) the Company has been dissolved without reformation in accordance with Article XV and a statement of intent to dissolve has been filed with the Colorado Secretary of State.

     ARTICLE V

     RIGHTS AND POWERS OF MEMBERS

     Section 5.01. Powers of Members. The powers of the Members shall include but not be limited to:

          (a) the right and power to elect and remove a Manager or Managers as provided in Article VI;

          (b) as provided in Sections 7.09 and 7.10, respectively, the power to amend the Articles of Organization and this Operating Agreement, provided that such amendment complies with the Colorado Act;

          (c) as provided in Articles XIII and XIV, the power to approve or disapprove the issuance of Additional Units for sale to then existing Members or new subscribers and the admission of a transferee of some or all of a Member's Units as a Substitute Member;

          (d) as provided in Section 7.09, the power to approve the sale, exchange or other disposition of eighty percent (80%) or more of the Company's Property when such sale, exchange or other disposition is, or is part of, a single transaction or plan; and

          (e) as provided in Section 7.10, the power to dissolve the Company by the approval of all of the Members.

     Section 5.02. Transactions Between a Member or Manager and the Company. Except as otherwise provided by applicable law, any Member or Manager may, but shall not be obligated to, except as provided herein, lend money to the Company, act as surety for the Company and transact other business with the Company and has the same rights and obligations when transacting business with the Company as a person or entity who is not a Member or a Manager.

     Section 5.03. Nonrestriction of Business Pursuits of Members and Managers. This Operating Agreement shall not preclude or limit in any respect the right of any Member or Manager to engage in or invest in any business activity of any nature or description, including those which may be the same as or similar to the Company's business and in direct competition therewith. Any such activity may be engaged in independently or with other Members or Managers. No Member shall have the right, by virtue of the Articles of Organization, this Operating Agreement or the relationship created hereby, to any interest in such other ventures or activities, or to the income or proceeds derived therefrom. The pursuit of such ventures, even if competitive with the business of the Company, shall not be deemed wrongful or improper and any Member or Manager shall have the right to participate in or to recommend to others any investment opportunity. However, Pharma France and its principals shall enter into a Non-Compete Agreement whereby Pharma France and its principals and related entities will agree to (i) not engage in any business activity which may be the same or similar to the business of the Company and (ii) own an interest in any entity which engages in any business activity which may be the same or similar to the business of the Company.

     Section 5.04. Reimbursements. The Company shall reimburse the Members and Managers for all expenses incurred and paid by any of them in the organization of the Company. Such reimbursements shall be treated as expenses of the Company and shall not be deemed to constitute distributions to any Member of profit, loss or capital of the Company.

     Section 5.05. Partition. While the Company remains in effect or is continued, each Member agrees and waives its rights to have any Company Property partitioned, or to file a complaint or to institute any suit, action or proceeding at law or in equity to have any Company Property partitioned, and each Member, on behalf of itself, its successors and its assigns hereby waives any such right.

     Section 5.06. Resignations; Retirement. A Member may not resign from the Company unless: (i) he has contributed the full amount of money or other consideration which constitutes its Capital Contribution as set forth on Exhibit C hereto; and (ii) following its resignation, there is at least one (1) remaining Member of the Company. The Company may recover damages for breach of this Section 5.06 if any Member violates this Section 5.06 and may offset the Company's damages against any amount owed to a resigning Member for distributions.

     ARTICLE VI

     MANAGERS

     Section 6.01.  Managers.

          (a) The management of the Company's business shall be vested in a group of seven (7) Managers appointed by the Members in accordance with Section 6.01(b) below. The Members hereby appoint persons identified on the attached Exhibit D to be the Managers of the day-to-day business of the Company. Except as provided in Section 6.02, each Manager shall have the authority to sign agreements and other instruments on behalf of the Company without the joinder of any other Manager.

          (b) GPI shall be entitled to appoint four (4) of the Managers and Pharma France, Inc. shall be entitled to appoint three (3) of the Managers at the annual meeting of the Members or at a special meeting of the Members called for that purpose. A Manager shall hold office for the term for which he is appointed and until his successor has been appointed by the applicable Member.

          (c) The Managers may engage in other business activities as permitted by Section 5.03 and shall be obliged to devote only as much of their time to the Company's business as shall be reasonably required in light of the Company's business and objectives. A Manager shall perform his duties as a Manager in good faith, in a manner he reasonably believes to be in the best interests of the Company, and with such care as an ordinarily prudent person in a like position would use under similar circumstances. A person who so performs his duties shall not have any liability by reason of being or having been a Manager of the Company.

          (d) The number of Managers shall be seven (7) who shall be, if a natural person, 18 years of age or older but who need not be Members of the Company or residents of Colorado. The Managers may, by the affirmative vote of a majority of Managers then in office, increase or decrease, to not less than three (3), the number of Managers by resolution of all the Members.

          (e) Subject to the terms of this Section 6.01 and 6.02, the Managers shall act by the affirmative vote of a majority of the Managers.

          (f) In performing his duties, a Manager shall be entitled to rely on information, opinions, reports or statements of the following persons or groups unless he has knowledge concerning the matter in question that would cause such reliance to be unwarranted:

               (i) one or more employees or other agents of the Company whom the Manager reasonably believes to be reliable and competent in the matters presented;

               (ii) any attorney, public accountant or other person as to matters which the Manager reasonably believes to be within such person's professional or expert competence; or

               (iii) a committee upon which he does not serve, duly designated in accordance with a provision of the Articles of Organization or this Operating Agreement, as to matters within its designated authority, which committee the Manager reasonably believes to merit competence.

          (g) Every Manager is an agent of the Company for the purpose of its business, and the act of every Manager, including the execution in the Company name of any instrument for apparently carrying on in the usual way the business of the Company, binds the Company, unless such act is in contravention of the Articles of Organization or this Operating Agreement or unless the Manager so acting otherwise lacks the authority to act for the Company and the person with whom he is dealing has knowledge of the fact that he has no such authority.

     Section 6.02. Powers of the Managers. The Managers shall have the right and authority to take all actions which the Managers deem necessary, useful or appropriate for the day-to-day management and conduct of the Company's business. The Managers may exercise all powers of the Company and do all such lawful acts and things as are not by statute, the Colorado Act, the Articles of Organization or this Operating Agreement, directed or required to be exercised or done by the Members and may exercise all powers subject to the limitations set forth hereinbelow.

     (a) The following matters shall not be within the sole authority of any one Manager, but shall require the written consent of at least one of the Managers appointed by GPI:

          (i) acquiring any real or personal property or making any investment (other than the initial acquisition of the property to capitalize the Company);

          (ii) making any unbudgeted Company expenditure during any calendar year or obligating the Company to do so;

          (iii)     borrowing any funds on behalf of the Company;

          (iv) making distribution of Company funds to the Members;

          (v) making any purchase orders with any vendors of the Company;

          (vi) hiring new employees or salary increases for existing employees;

          (vii) selling, exchanging or otherwise disposing of any Company assets; or

          (viii)    the approval of the Company's annual budget.

     (b) All instruments, contracts, agreements and documents providing for the acquisition, mortgage or disposition of property of the Company shall be valid and binding on the Company if executed by one or more Managers in accordance with the forgoing requirements. All instruments, contracts, agreements and documents of whatsoever type executed on behalf of the Company shall be executed in the name of the Company by one or more Managers.

     Section 6.03. Salaries. The Company may pay to any Manager, Member or other person, a salary as compensation for their services rendered to the Company. Such salaries shall be treated as expenses of the Company and shall not be deemed to constitute distributions to the recipient of any profit, loss or capital of the Company.

     Section 6.04.  Removal of Managers.

          (a) GPI may only remove all or any lesser number of the Managers appointed by GPI and Pharma France may only remove all or any lesser number of the Managers appointed by Pharma France.

          (b) Any removal of a Manager shall become effective on such date as may be specified by the applicable Member in a notice delivered to any remaining Managers or the Manager elected to replace the removed Manager (except that it cannot be effective on a date earlier than the date such notice is delivered to the remaining or newly-elected Managers).

     Section 6.05. Resignation of Manager. A Manager may resign from his position as a Manager at any time by notice to the Members. Such resignation shall become effective as set forth in such notice.

     Section 6.06. Vacancies. Any vacancies occurring in the group of Managers may be filled by the Member whose manager has resigned or otherwise removed. A Manager chosen by the applicable Member to fill a vacancy shall serve the unexpired term of his predecessor in office. Any Manager's position to be filled by reason of an increase in the number of Managers shall be filled by written agreement of a majority of the Managers then in office or by election at an annual meeting or at a special meeting of Members called for that purpose. A Manager chosen to fill a position resulting from an increase in the number of Managers shall hold office until the next annual meeting of Members and until his successor has been chosen by the applicable Member.

     ARTICLE VII

     MEETINGS AND VOTES OF MEMBERS

     Section 7.01. Meetings. Meetings of the Members shall be held each year at the principal office of the Company or at such other place either within or without Colorado as specified from time to time by the Managers. If the Managers shall specify another location such change in location shall be recorded on the notice calling such meeting.

     Section 7.02. Annual Meetings. In the absence of a resolution of the Managers providing otherwise, the annual meeting of Members of the Company for the election of Managers, and for the transaction of such other business as may properly come before the meeting, shall be held on the 15th day of September at 9:00 AM in each fiscal year, if the same be not a legal holiday, and if a legal holiday in the State of Colorado, then on the next succeeding business day. If the election of Managers shall not be held on the day designated herein for any annual meeting of the Members, the Managers shall cause the election to be held at a special meeting of the Members as soon thereafter as may be convenient. Failure to hold the annual meeting at the designated time shall not work a forfeiture or dissolution of the Company.

     Section 7.03. Special Meetings. Special meetings of the Members shall be scheduled and presided over by one of the Managers, chosen to preside at the meeting by vote of the Members present. Special meetings may be called by any Manager or Managers or upon the request of not less than 10% of all the Members entitled to vote at the meeting; provided that requests to approve the admission of Substitute Members may be postponed until the annual meeting of the Members.

     Section 7.04.  Court Ordered Meeting.

          (a) Any court of competent jurisdiction in the State of Colorado may summarily order a meeting to be held:

               (i) On application of any Member of the Company if an annual meeting was not held within six months after the end of the Company's fiscal year or 15 months after its last annual meeting, whichever is earlier; or

               (ii) On application of a Member who participated in a proper call for a special meeting if (A) notice of the special meeting was not given within 30 days after the date the demand was delivered to the Managers of the Company; or (B) the special meeting was not held in accordance with the notice.

     (b) The court may fix the time and place of the meeting, specify a record date for determining Members entitled to notice of and to vote at the meeting, prescribe the form and content of the meeting notice, fix the quorum required for the meeting or direct that the interests represented at the meeting constitute a quorum for the meeting, and enter other orders necessary to permit the meeting to be held.

     Section 7.05.  Notice.

          (a) Written notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered unless otherwise prescribed by the Colorado Act not less than 10 days nor more than 50 days before the date of the meeting, either personally or by mail, by or at the direction of any Manager or person calling the meeting to each Member of record entitled to vote at such meeting.

          (b) Notice to Members of record, if mailed, shall be deemed delivered as to any Member when deposited in the United States mail, addressed to the Member with postage prepaid, but, if three successive letters mailed to the last-known address of any Member are returned as undeliverable, no further notices to such Member shall be necessary until another address for such Member is made known to the Company.

          (c) When a meeting is adjourned to another time or place, notice need not be given of the adjourned meeting if the time and place thereof are announced at the meeting at which the adjournment is taken. At the adjourned meeting the Company may transact any business which might have been transacted at the original meeting. If the adjournment is for more than 30 days, a notice of the adjourned meeting shall be given to each Member entitled to vote at the meeting.

     Section 7.06.  Waiver of Notice.

          (a) When any notice is required to be given to any Member of the Company under the provisions of the Colorado Act or under the provisions of the Articles of Organization or this Operating Agreement, a waiver thereof in writing signed by the person entitled to such notice, whether before, at, or after the time stated herein, shall be equivalent to the giving of such notice.

          (b)  By attending a meeting, a Member:

               (i) Waives objection to lack of notice or defective notice of such meeting unless the Member, at the beginning of the meeting objects to the holding of the meeting or the transacting of business at the meeting;

               (ii) Waives objection to consideration at such meeting of a particular matter not within the purpose or purposes described in the meeting notice unless the Member objects to considering the matter when it is presented.

     Section 7.07. Proxies. At all meetings of Members, a Member may vote in person or by proxy executed in writing by the Member or by his duly authorized attorney-in-fact. Such proxy shall be filed with the Managers of the Company before or at the time of the meeting. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy.

     Section 7.08. Fifty-one Percent Votes. An affirmative vote by or on behalf of the Members possessing at least fifty-one percent (51%) of the Units of the Company shall be required to approve or disapprove any matter on which the Members are entitled to decide, except as otherwise provided in this Operating Agreement or in the Colorado Act.

     Section 7.09. Seventy Percent Votes. An affirmative vote by or on behalf of the Members possessing at least seventy percent (70%) of the Units of the Company shall be required to:

          (a) approve the sale or other disposition of eighty percent (80%) or more of the Company's Property as part of a single transaction or plan; or

          (b)   amend the Articles of Organization.

     Section 7.10. One Hundred Percent Votes. An affirmative vote by or on behalf of the Members possessing one hundred percent (100%) of the Units of the Company shall be required to approve or disapprove the following matters:

          (a) amend the Articles of Organization and/or this Operating Agreement so as to:

               (i) enlarge the obligations of any Member, including requiring any additional contribution, assessment or payment by a Member, without the consent of such Member;

               (ii) modify the method of determining, allocating or distributing the Company's income, gains, losses, deductions and credits during the term of the Company or upon its liquidation;

               (iii) adversely affect the federal and state income tax treatment to be afforded Members or adversely affect the liabilities of the Members;

               (iv) cause the Company to become an entity other than a Colorado limited liability company; or

               (v) alter the term of the Company from that set forth in Section 2.03;

          (b)  approve Substitute Members;

          (c)  approve the issuance of Additional Units;

          (d)  dissolve the Company by written consent; or

          (e)  amend this Section 7.10.

     Section 7.11.  Voting Procedures.

          (a) The costs of calling and holding the annual meeting of the Members and special meetings called by the Managers, shall be paid by the Company. Such costs for all other meetings called by the Members shall be paid by the Members calling the meeting. Each Member shall be responsible for its own costs associated with attending and participating in a meeting.

          (b) Matters not described in a meeting notice may be discussed at a meeting and may be voted upon if the Members or their authorized representatives possessing at least the required percentage of the Units to approve such matter are present at the meeting.

     Section 7.12. Action by Members Without a Meeting. Unless the Articles of Organization, the Colorado Act, or this Operating Agreement provide otherwise, action required or permitted by the Colorado Act to be taken at a Members' meeting may be taken without a meeting if the action is evidenced by one or more written consents describing the action taken, signed by each Member entitled to vote. Action taken under this Section
7.12 is effective when all Members entitled to vote have signed the consent, unless the consent specifies a different effective date.

     Written consent of all of the Members entitled to vote on any matter has the same force and effect as a unanimous vote of such Members and may be stated as such in any document.

     ARTICLE VIII

     MEMBER ACCOUNTS, ALLOCATIONS AND DISTRIBUTIONS

     Section 8.01.  Maintenance of Member Accounts.

          (a) A Member Account shall be established in the Company's books for each Member and transferee in accordance with the rules of Treasury Regulation Section 1.704-1(b)(2)(iv). Each Member Account shall be:

               (i)  increased by:

                    (A)  such Member's cash contributions;

                    (B)  the fair market value of the property
contributed by such Member to the Company (net of liabilities securing such contributed property that the Company is considered to assume or take subject to); and

                    (C) the amounts allocated to such Member for its share of the income and gain of the Company; and

               (ii)  decreased by:

                    (A) the amounts allocated to such Member for such Member's share of the Company's losses and deductions;

                    (B)  the amount of money distributed to such
Member by the Company; and

                    (C)  the fair market value of the property
distributed to such Member by the Company (net of liabilities securing such contributed property that such Member is considered to assume or take subject to).

          (b) Notwithstanding the provisions of Section 8.01(a) above, at the end of each fiscal year during the Priority Period, the Member Account of Pharma France shall be decreased by an amount equal to
(y) 52% of any actual Shortfall at the end of the fiscal year in which such Shortfall occurs less (z) the total distributions of Net Cash Flow made to GPI pursuant to Section 8.02(a)(i) during such fiscal year. The Member Account of GPI shall be increased by the same amount and at such time that the Member Account of Pharma France is decreased pursuant to the preceding sentence.

          (c) For purposes of computing the amount of any item of income, gain, deduction or loss to be reflected in the Members' Member Accounts, the determination, recognition and classification of any such item shall be the same as its determination, recognition and classification for federal income tax purposes provided that:

               (i)  in accordance with the requirements of Code
Section 704(c), any deductions attributable to a contributed property shall be determined as if the adjusted basis of such property on the date it was acquired by the Company was equal to the fair market value of such property. Upon an adjustment pursuant to Section 8.01(f) to the Carrying Value of any Company Property, any further deductions attributable to such property shall be determined as if the adjusted basis of such property was equal to the Carrying Value of such property immediately following such adjustment;

               (ii) any income, gain or loss attributable to the taxable disposition of any property shall be determined by the Company as if the adjusted basis of such property as of such date of disposition was equal in amount to the Company's Carrying Value of such property as of such date;

               (iii) all fees and other expenses incurred by the Company to promote the sale of (or to sell) a Unit that can neither be deducted nor amortized under Code Section 709 shall, for purposes of Member Account maintenance, be treated as an item of deduction and shall be allocated among the Members pursuant to Section 8.02; and

               (iv) the computation of all items of income, gain, loss and deduction shall be made without regard to any election under Code Section 754 which may be made by the Company and, as to those items described in Code Section 705(a)(1)(B) and Code Section 705(a)(2)(B), without regard to the fact that such items are not includable in gross income or are neither currently deductible nor capitalizable for federal income tax purposes.

          (d) If any Member or transferee would otherwise have a negative balance in its Member Account, the amount of any such negative balance shall be reduced (but not in excess of such negative balance) by the amount of such Member's or transferee's share of Company Minimum Gain (determined in accordance with Treasury Regulation Section 1.704-1(b)(4)(iv)
(f) after taking into account all increases and decreases to such Company Minimum Gain during the taxable year). Such reduction shall be taken into account in determining the permissible allocations under
Section 8.02.

          (e) Generally, a Substitute Member or transferee of a Unit will succeed to the Member Account relating to the Unit transferred. However, if the transfer causes a termination of the Company under Code
Section 708(b)(1)(B), the Company Properties shall be deemed to have been distributed in liquidation of the Company to the Members (including the Substitute Member transferee of a Unit) and deemed recontributed by such Members and transferees in reconstitution of the Company. In such event, the Carrying Values of the Company Properties shall be adjusted immediately prior to such deemed distribution pursuant to Section 8.01(f) (and such Carrying Values shall constitute the agreed values of such properties upon this deemed contribution of the recontributed property). The Member Accounts of such reconstituted Company shall be maintained in accordance with the principles of this Section 8.01.

          (f)  In accordance with Treasury Regulation Section 1.704-1(b)(2)
(iv)(e), immediately prior to the actual or deemed distribution of any Company Property, the Member Accounts of all Members and transferees and the Carrying Values of all Company Properties to be distributed shall be adjusted (consistent with the provisions hereof) upward or downward to reflect any Unrealized Gain or Unrealized Loss attributable to each such Company Property (as if such Unrealized Gain or Unrealized Loss has been recognized upon an actual sale of each such property, immediately prior to such distribution, and had been allocated to the Members and transferees, at such time, pursuant to Section 8.02).
In determining such Unrealized Gain or Unrealized Loss, the aggregate fair market value of Company Properties as of any date of determination shall be determined by the Company using such reasonable methods of valuation as it may adopt.

          (g) The foregoing provisions and other provisions of this Agreement relating to maintenance of Member Accounts are intended to comply with Treasury Regulation Section 1.704-1(b), and shall be interpreted and applied in a manner consistent with such regulation. In the event the Managers shall determine that it is prudent to modify the manner in which the Member Accounts or any debits or credits thereto, are computed in order to comply with such regulations, the Managers, acting in accordance with Section 16.03 and without the approval of the Members, may amend this Agreement to reflect such modification, provided that it is not likely to have a material effect on the amounts distributed to the Members pursuant to Article XV upon dissolution of the Company.

     Section 8.02.  Allocations and Distributions.

          (a) During the Priority Period and subject to this Article VIII, the Company's Net Cash Flow, if any, shall be distributed in cash, from time to time in accordance with Section 8.09 below, to the Members in accordance with the following priorities:

               (i) FIRST, Net Cash Flow in an amount equal to 52% of any actual or projected Shortfall for the period which the distribution is made shall be distributed to GPI; then

               (ii) SECOND, Net Cash Flow in an amount equal to 48% of any actual or projected Shortfall for the period which the distribution is made shall be distributed to Pharma France; then

               (iii) THIRD, the balance of Net Cash Flow shall be distributed to the Members in proportion to the Units held by each Member.

          (b) Upon the expiration of the Priority Period and subject to this Article VIII, Net Cash Flow of the Company shall be allocated and distributed to the Members in proportion to the Units held by each Member.

          (c) Except as provided in this Article VIII, the Company's income, gains, losses, deductions and credits shall be allocated to the Members in proportion to the Units held by each Member.

          (d) No Member shall be entitled to receive Property other than cash hereunder unless the Company elects to distribute any Company Property in-kind. Any in-kind distributions of Company Property shall be valued by an established, reputable, independent and qualified appraiser.

     Section 8.03.  Minimum Gain Chargeback Allocations.
Notwithstanding any other provision of this Operating Agreement to the contrary, except as provided in Section 8.04 below, if the amount of any Company Minimum Gain at the end of any taxable year is less than the amount of such Company Minimum Gain at the beginning of such taxable year, there shall be allocated to any Member having a negative Member Account balance at the end of such taxable year (determined after taking into account any adjustments, allocations and distributions described in Treasury Regulation Section 1.704-1(b)(2)(ii)(d)(4), (5) and (6)) gross income and gain (in respect of the current taxable year and any future taxable year) in an amount sufficient to eliminate such negative Member Account balance in compliance with Treasury Regulation Section 1.704-1(b)
(4)(iv)(e). Such allocation of gross income and gain shall be made prior to any other allocation of income, gain, loss or deduction. Any such allocation of gross income or gain pursuant to this Section 8.03 shall be made to each Member Account having a negative balance in the proportion such negative balance bears to negative balances of all the Members. Any allocations of gross income or gain pursuant to this
Section 8.03 shall be taken into account, to the extent feasible, in computing subsequent allocations of income, gain, loss or deduction of the Company so that the net amount of all items allocated to each Member pursuant to this Article VIII, to the extent possible, shall be equal to the net amount that would have been allocated to each such Member pursuant to the provisions of this Article VIII if the allocations made pursuant to the first sentence of this Section 8.03 had not occurred. This Section 8.03 is intended to constitute a "minimum gain chargeback" within the meaning of Treasury Regulation Section 1.704-1(b)(4)(iv)(e).

     Section 8.04. Qualified Income Offset Allocations. Except as provided in Section 8.02 above, while a deficit balance in a Member
Account shall reduce such Member's right to a return of capital of the Company, a deficit balance shall not constitute an obligation of that Member to the Company to repay the amount of such deficit balance. In the event a Member unexpectedly receives any adjustments, allocations or distributions described in Treasury Regulation Section 1.704-1(b)(2)(ii)(d)
(4), (5) or (6), that reduces any Member's Member Account below zero or increases the negative balance in such Member's Member Account, except as may be provided in Section 8.03 above, gross income and gain shall be allocated to such Member in an amount and manner sufficient to eliminate any negative balance in its Member Account created by such adjustments, allocations or distributions as quickly as possible in accordance with Treasury Regulation Section 1.704-1(b)(2)(ii)
(d). Any such allocation of gross income or gain pursuant to this Section 8.04 shall be made to each Member Account having a negative balance in the proportion such negative balance bears total negative balances of all the Members. Any allocations of items of gross income or gain pursuant to this Section 8.04 shall: (i) not duplicate any allocations of gross income or gain made pursuant to Section 8.03, (ii) be taken into account, to the extent feasible, in computing subsequent allocations of the Company, so that the net amount of all items allocated to each Member pursuant to this Article VIII shall, to the extent possible, be equal to the net amount that would have been allocated to each such Member pursuant to the provisions of this Article VIII if such adjustments, allocations or distributions had not occurred. This Section
8.04 is intended to constitute a "qualified income offset" within the meaning of Treasury Regulation Section 1.704-1(b)(2)(ii)(d).

     Section 8.05. Special Allocation Adjustments. Except as provided in Section 8.03, in the event any Member has a deficit Member Account at the end of any Company fiscal year that in excess of the amount such Member is deemed to be obligated to restore pursuant to the penultimate sentence of Treasury Regulation Section 1.704-1(b)(4)(iv)(f), each such Member shall be specially allocated items of Company gross income and gain in the amount of such excess as quickly as possible.

     Section 8.06. Code Section 754 Election Adjustments. To the extent an adjustment to the tax basis of any Company asset pursuant to Code Section 734(b) or 743(b) is required to be taken into account in determining Member Accounts, the amount of such adjustment to the Member Accounts shall be treated as an item of gain (if the adjustment increases the basis of the asset) or loss (if the adjustment decreases such basis), and such gain or loss shall be specially allocated to the Members in a manner consistent with the manner in which their Member Accounts are required to be adjusted pursuant to such Treasury Regulation Section.

     Section 8.07. Curative Allocations. The allocations set forth in Sections 8.03, 8.04, 8.05 and 8.06 (the "Regulatory Allocations") are intended to comply with certain requirements of Treasury Regulation
Section 1.704-1(b). The Regulatory Allocations may not be consistent with the manner in which the Members intend to divide Company distributions. Accordingly, the Managers are hereby authorized to divide other allocations of profits, losses and other items among the Members so as to prevent the Regulatory Allocations from distorting the manner in which Company distributions will be divided among the Members pursuant to
Article XV. In general, the Members anticipate that this will be accomplished by specially allocating items of income, gain, loss and deduction among the Members so that the net amount of the Regulatory Allocations and such special allocations to such Member is zero. However, the Managers shall have discretion to accomplish this result in any reasonable manner.

     Section 8.08. Code Section 704(c) Allocations. In accordance with Code Section 704(c) income, gain, loss and deduction with respect to any property contributed to the capital of the Company shall, solely for tax purposes, be allocated among the Members so as to take account of any variation between the adjusted basis of such property to the Company for federal income tax purposes and its fair market value at time of contribution. Any elections or other decisions relating to such allocations shall be made by the Managers in any manner that reasonably reflects the purpose and intention of this Agreement. Allocations pursuant to this Section 8.07 are solely for purposes of federal income taxes and shall not affect, or in any way be taken into account in computing any Member's Member Account, or share of items of the Company's income, gains, losses, deductions and credits, or distributions pursuant to any provision of this Agreement.

     Section 8.09.  Timing of Allocations and Distributions.

          (a) Distributions shall be considered by the Managers each fiscal quarter, in accordance with this Article VIII and shall be made at the times and in the manner set forth in writing from time to time in a resolution of the Managers. Any allocations of income, gains, losses, deductions and credits, along with associated distributions, shall be allocated and distributed to the Members in accordance with their respective Units.

          (b) With respect to any period during which a Member is first entitled to a share of Company income, gain, loss, deduction or credit, the Company shall, with respect to such items of income, gain, loss, deduction or credit, allocate and distribute such items among the Members who are entitled to such items in accordance with their respective Units.

          (c) If any Unit or economic benefit therein is transferred during any month, every item of Company income, gain, loss, deduction and credit attributable to such Unit for the fiscal year shall be divided and allocated between the transferor and transferee based upon such transferor's and transferee's respective proportionate interests. For purposes of making this allocation, all transfers consummated during the first 15 days of a month will be treated as made as of the first day of the month of transfer, and all transfers consummated after the 15th day of a month will be treated as made as of the first day of the following month. Distributions shall be made in accordance with allocations.

     Section 8.10. Distribution in Kind. A Member shall have no right to demand and receive any distribution from the Company in any form other than cash. However, a Member may be compelled to accept a distribution of an asset in kind from the Company to the extent that the percentage of the asset distributed to him exceeds a percentage of that asset which is equal to the percentage in which he shares in distributions from the Company.

     Section 8.11. Limitations on Distribution. A Member may not receive a distribution from the Company to the extent that, after giving effect to the distribution, all liabilities of the Company, other than liability to Members on account of their Capital Contributions, would exceed the fair value of the Company's assets.

     Section 8.12. Distribution Upon Resignation. Except as otherwise provided in the Colorado Act or this Operating Agreement, upon resignation, any resigning Member is entitled to receive any distribution to which he is entitled, which shall be equal to the fair value of his Units in the Company as of the date of resignation.

     ARTICLE IX

     FISCAL YEAR, BOOKS AND RECORDS

     Section 9.01. Books of Account and Records. At all times during the term of the Company, the Company shall keep or cause to be kept at the Company's principal office, the items set forth in Section 2.05.

     Section 9.02. Inspection. All documents required to be maintained at the Company's principal office under Section 2.05, as well as true and full information regarding the state of the Company's business, financial condition and other information regarding the affairs of the Company as is just and reasonable, shall be made available upon reasonable demand for any purpose reasonably related to the Member's interest as a Member, during ordinary business hours for inspection and copying at the reasonable request and expense of any Member. In addition, any Member of the Company shall have the right to have a formal accounting of Company affairs whenever circumstances render it just and reasonable.

     Section 9.03. Fiscal Year. The fiscal year of the Company shall end on August 31 in each year except that the first year of the Company shall be that period (even if less than twelve months) beginning on the date of filing the Articles of Organization and ending on the next following August 31 and the final year of the Company shall be that period beginning on the first day of such year and ending on the date of cancellation of the Articles of Organization.

     Section 9.04. Accounting. The Company's accountants employed at any one time shall be the final authority with regard to any accounting questions that may arise during the course of the business of the Company. Golden shall provide the Company certain accounting, financial management and regulatory services and in consideration for the performance of such services shall receive a fee equal to $9,166 per month which shall be due and payable on the last business day of each calendar month commencing June 30, 1996. Said accounting, financial, management and regulatory services will be a normal Company business expense.

     ARTICLE X

     TAX MATTERS

     Section 10.01. Tax Matters Manager. The Managers shall designate a tax matters Manager for purposes of federal and state income tax matters. The tax matters Manager shall cause the preparation and timely filing of all tax returns required to be filed by the Company pursuant to the Internal Revenue Code and all other tax returns deemed necessary and required in each jurisdiction in which the Company does business.

     Section 10.02. Basis Adjustment on Transfers of Units. In the event of a transfer of all or part of a Member's Units, the Company, at the sole discretion of the Managers, may elect pursuant to Code Section 754 to adjust the basis of the Company Property upon the request of the transferee; provided that the basis adjustment to which the transferee would be entitled would increase the basis of the transferee's Units by at least Two Thousand Dollars ($2,000) per Unit and the transferee deposits funds with the Managers in advance sufficient to indemnify the Company for the costs of making the adjustment based upon the Managers' estimate thereof and agrees in writing to reimburse the Company for any overage in such costs. If any Member transfers all or part of its Units, any basis adjustment from such transfer, whether made under Code Section 754 or otherwise, shall be allocated solely to the transferee.

     Section 10.03. Deductions and Elections. Wherever reasonably possible, the Company shall treat as expense items all amounts incurred for services, rent, taxes, leases, interest and other fees and charges during or relating to Company Property which may, in accordance with applicable law, regulations and/or decisions, be considered as expenses. Any such items that must be capitalized shall be spread over the shortest period of time allowable. The Company shall, to the extent permitted by applicable law and regulations, elect to claim those tax positions as the tax matters Manager, in its discretion, determines to be most favorable to the Members. No Member shall take any action or refuse to take any action which would cause the Company to forfeit the benefits of any tax election previously made or agreed to be made. Each Member shall promptly supply the Company with any information necessary to give effect to such tax elections.

     ARTICLE XI

     MEMBERS' LIABILITY

     Section 11.01.  Members.

          (a) No Member shall be liable under a judgment, decree or order of a court, or in any other manner, for the debts, liabilities or obligations of the Company. A Member shall have no liability to any other Member and/or the Company when acting pursuant to its authority granted pursuant to the Articles of Organization and/or this Operating Agreement except to the extent such Member's acts or omissions constituted willful misconduct or gross negligence of such Member. Additionally, a Member shall be liable to the Company for:

               (i) Any difference between its Capital Contribution actually paid in and the amount promised by any Member as stated in this Operating Agreement or any writing signed by the Member; and

               (ii) Any unpaid Capital Contribution which it agreed in this Operating Agreement or in any writing signed by the Member, to make in the future at the time and on the conditions stated in this Operating Agreement or in any other instrument, except that if a Member is unable to perform because of death, disability or other reason, such Member may, at the option of the Company, contribute cash equal to that portion of the Member's Capital Contribution which has not been made; or

               (iii) The obligation of any Member to make a Capital Contribution or return money or other property paid or distributed in violation of the Colorado Act may be compromised by vote of the Members as set forth in Section 7.08.

          (b) If a Member has received the return of any part of his Capital Contribution in violation of this Operating Agreement or the Colorado Act, he is liable to the Company for a period of six (6) years thereafter for the amount of the Capital Contribution wrongfully returned.

     Any liability of a Member to the Company under this Article XI can be waived or compromised pursuant to a vote by the Members in accordance with Section 7.08. A Member who is subject to an obligation to repay any Capital Contribution to the Company as required by the Articles of Organization or this Operating Agreement, must make such repayment on demand by the Company. No Member shall be liable to the Company, its creditors or any other Member with respect to any amounts paid to such Member as profit sharing, loan repayment, interest, salary, wage, rental, royalty, fee or payment for value given which is not paid to such Member as a return of such Member's Capital Contribution.

     Section 11.02.  Managers.

          (a) The Managers do not in any way guarantee the return of any Member's Capital Contribution or a profit for the Members from the Company's business. The Managers shall incur no liability to the Company or to any of the Members as a result of engaging in any other business or venture regardless of whether such other business or venture competes with the Company or whether the Managers are active in the management or business of such other business or venture. Neither the Company nor any of the Members shall have any rights by virtue of the Articles of Organization, this Operating Agreement or any applicable law in or to the other business ventures of the Managers or to the income, gains, losses, deductions and credits derived therefrom by the Managers.

     Section 11.03. Company's Indemnification of Members, Managers, Employees or Agents. The Company shall indemnify its Members, Managers, employees and agents as set forth in Article XII.

     Section 11.04. Force Majeure. Notwithstanding anything in this Operating Agreement to the contrary, a Member or a Manager, shall not be liable (except for such Member's or Manager's obligations to contribute or return its Capital Contributions under the Colorado Act or this Operating Agreement) for any loss or damage to Company Property or operations caused by its failure to carry out any of the provisions of the Articles of Organization and/or this Operating Agreement as a result of foreseeable or unforeseeable acts of God or incidents resulting from outside forces, whether or not beyond the control of such Member or Manager, such as strikes, labor troubles, riots, fires, weather, floods, acts of a public enemy, insurrections, breakdown or failure of machinery, acts, omissions or delays of governmental authorities and governmental laws, rules, regulations or orders.

     Section 11.05. Remedies. The remedies of the Members hereunder are cumulative and shall not exclude any other remedies to which a Member may be lawfully entitled. The Members acknowledge that all legal remedies for any breach of this Operating Agreement may be inadequate, and therefore they consent to any appropriate equitable remedy; provided, that any failure of a Member to abide by the terms of this Operating Agreement, including without limitation any vote or consent that should bind a Member, or any other failure to adhere to the terms of this Operating Agreement which cost the Company legal and court costs to enforce same shall render the breaching Member liable to the Company for any such fees and costs.

     Section 11.06. Waiver. The failure of any Member to insist upon strict performance of a covenant or condition hereunder shall not be a waiver of its right to demand strict compliance therewith in the future.

     ARTICLE XII

     INDEMNIFICATION

     Section 12.01. Indemnification of Members and Managers. The Company will indemnify every member and manager in respect of payments made and personal liabilities reasonably incurred by that member or manager in the ordinary and proper conduct of the Company's business or for the preservations of the Company's business or property.

     Section 12.02. Indemnification of Employees and Agents. The Company shall indemnify and advance expenses pursuant to section 12.01 to an employee or agent of the Company who is not a manager to a greater extent provided for in this Agreement, the Articles of Organization, or by contract, in a manner consistent with the Colorado Act.

     Section 12.03.  Indemnification of Heirs, Executors and
Administrators. The indemnification provided by this Article shall continue as to a person who has ceased to be a manager, employee or agent, and shall inure to the benefit of the heirs, executors and administrators of such a person.

     Section 12.04. Insurance for Indemnification. The Company may purchase and maintain insurance on behalf of a person who is or was a manager, employee, fiduciary, or agent of the Company or who, while a manager, employee, fiduciary, or agent of the Company, is or was serving at the request of the Company as a manager, officer, partner, trustee, employee, fiduciary, or agent of any other foreign or domestic limited liability company or of any corporation, partnership, joint venture, trust, other enterprise, or employee benefit plan against any liability asserted against or incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the limited liability company would have the power to indemnify him or her against such liability under the provisions of this Article. Any such insurance may be procured from any insurance company designated by the managers of the Company, whether such insurance company is formed under the laws of this state or any other jurisdiction of the United States or elsewhere.

     ARTICLE XIII

     ADDITIONAL MEMBERS AND UNITS

     Section 13.01. Additional Units. By approval of or on behalf of the Members possessing all of the Units, the Company may issue Additional Units by sale or other issuance to existing Members or other persons or entities (separately and together, "Additional Members"). Any such sale or other issuance of Company Units shall be made in accordance with the Articles of Organization and this Operating Agreement. As a condition to such issuance, Additional Members acquiring such Units shall execute this Operating Agreement and all other documents and instruments as the Company may require and shall become Members as regards such Units upon the date the last of such agreements are executed. The legal fees and costs associated with the preparation of an amendment to the Articles of Organization to effectuate such admission, if necessary, and all other documents necessary to continue the Company's right to do business in the jurisdictions in which it is then doing business, shall be borne by the Company.

     Section 13.02. Allocations. Additional Units shall not be entitled to any retroactive allocation of the Company's income, gains, losses, deductions, credits or other matters of any kind; provided that Additional Units shall be entitled to their respective share of the Company's income, gains, losses, deductions, credits and other matters of any kind arising under contracts entered into before the effective date of the issuance of any Additional Units to the extent that such income, gains, losses, deductions, credits and other matters of any kind arise after such effective date. The Company's books may be closed at the time Additional Units are issued (as though the Company's tax year had ended) or the Company may credit to the Additional Units pro rata allocations of the Company's income, gains, losses, deductions, credits and other matters of any kind for that portion of the Company's fiscal year after the effective date of the issuance of the Additional Units.

     ARTICLE XIV

     TRANSFERS; BUY-SELL

     Section 14.01. Transfer and Assignment of Interests. No Member shall be entitled to transfer, assign, convey, sell, encumber or in any way alienate all or any part of its Units (collectively, "transfer") except with the prior approval of all Members, which approval may be given or withheld in the sole discretion of the Members.

     Section 14.02. Substitution of Members. A transferee of a Unit shall have the right to become a Substitute Member only if (a) consent of the Members is given in accordance with Section 7.10, (ii) such person executes an instrument satisfactory to the Members accepting and adopting the terms and provisions of this Operating Agreement and (iii) such person pays any reasonable expenses in connection with its admission as a Substitute Member. The admission of a Substitute Member shall not release the Member who assigned the Unit from any liability that such Member may have to the Company.

     Section 14.03. Transfers in Violation of this Agreement and Transfers of Partial Membership Interests. Upon a transfer in violation of this Article XIV, the transferee shall have no right to vote or participate in the management of the Company or to exercise any rights of a Member and such transferee shall not be entitled to receive any of the Company's profits, losses and distributions of the Company's assets and such transfer shall be deemed null and void.
     Section 14.04. Terms and Conditions. Any Member shall be entitled to give notice (the "Buy-Sell Notice") to all other Members (each, an "Offeree") of a cash price for a Unit in the Company (the "Buy-Sell Price") during any of the periods specified in Section 14.05. Any Offeree or the Offerees collectively (as agreed upon by the Offerees) shall then have thirty (30) days in which to give notice as to whether
(a) to sell all their Units to the Member giving the Buy-Sell Notice at the Buy-Sell Price or to such Member's designee or (b) to buy from the Member giving the Buy-Sell Notice all its Units at the Buy-Sell Price or claim such purchase right on behalf of a designee. If any Offeree fails to give such notice it shall be deemed to have elected the option specified in clause (a) of the preceding sentence. If the option specified in clause (a) applies, the Member giving the Buy-Sell Notice or its designee shall buy and the Offerees shall sell all the Units of such Offeree at the Buy-Sell Price. If an Offeree, more than one Offeree together, or a designee of such Offeree elects to buy all the Units of the Member giving the Buy-Sell Notice, such Member shall sell and the Offeree, Offerees or such designee shall buy all the Member's Units at the Buy-Sell Price. The closing of any transaction under this Section shall occur on a date specified on not less than twenty (20) days notice by the buyer in such transaction, which date shall be not less than thirty (30) nor more than sixty (60) days from the date the identity of the buyer is determinable. At the closing of any transaction under this Section, the seller of the Units shall deliver such Units to the buyer free and clear of all liens, claims and encumbrances and the buyer shall pay for the Units in cash by certified or cashier's check or by wire transfer.

     Section 14.05. Time of Exercise. Any Member shall be entitled to give the Buy-Sell Notice for a period of thirty (30) days beginning on either (a) the later of (i) October 31st of each year or (ii) at the time at which the Company's financial statements for the prior fiscal year are available or (b) the date of a Buy-Sell Trigger Event described in
Section 15.01(c) (the "Notice Period"). If no action is taken by either Member during such Notice Period, the Buy-Sell Option may not be exercised until the next succeeding Notice Period; provided, however, that any Member may give the Buy-Sell Notice at any time that the Members are unable to agree (after good faith efforts to resolve such differences) on any matter relating to the business of the Company which they deem to be significant.

     ARTICLE XV

     DISSOLUTION AND WIND-UP

     Section 15.01.  Dissolution Event; Wind-up and Reformation.

          (a) Upon the occurrence of a Dissolution Event, the Company shall dissolve unless all of the remaining Members ("Remaining
Members") consent within ninety (90) days of the Dissolution Event to the continuation of the business of the Company. If the Remaining Members so consent, the Company and/or the Remaining Members or their designees shall have the right to purchase, and if such right is exercised, the Member (or its legal representative) whose actions or conduct resulted in the Dissolution Event ("Former Member") shall sell, the Former Member's Units ("Former Member's Units") as provided in Section 15.01(c).

          (b) Former Member Status. If any Member becomes a Former Member, the Managers solely appointed by such Former Member shall have no voting rights and shall be no longer counted in determining a Quorum of the Managers and such Managers shall be removed.

          (c) Purchase Price. During the first six (6) months after the execution of this Agreement, the purchase price for all the Former Member's Units shall be the applicable value mutually agreed upon by the parties hereto and set forth in Exhibit B. Thereafter, the Members shall use their best efforts to determine new values for the Interests on or around each six (6) month anniversary of the execution of this Agreement to become the purchase price for Units under this Article XV during such subsequent six (6) month period. Notwithstanding the foregoing, if the Members cannot agree on values for the Interests during any such six (6) month period or if upon a Dissolution Event a Former Member or Remaining Member concludes in good faith that the most recent value set for the Units of the Former Member significantly varies from the actual value of such Units (each, a "Buy-Sell Trigger Event"), then any Former Member or Remaining Member may give a Buy-Sell Notice under Section 14.04.

          (d) Notice of Intent to Purchase. Within thirty (30) days after a Dissolution Event, each Remaining Member shall notify the Members in writing of its desire to purchase a portion of the Former Member's
Units. The failure of any Remaining Member to submit a notice within the applicable period shall constitute an election on the part of the Member not to purchase any of the Former Member's Units. Each Remaining Member so electing to purchase shall be entitled to purchase a portion of the Former Member's Units in the same proportion that the Membership Units of the Remaining Member bears to the aggregate of the Membership Units of all of the Remaining Members electing to purchase the Former Member's
Units.

          (e)  Election to Purchase Less Than All of the Former
Member's Interest. If any Remaining Member elects to purchase none or less than all of its pro rata share of the Former Member's Units, then the Remaining Members can elect to purchase more than their pro rata share. If the Remaining Members fail to purchase the entire Units of the Former Member, the Company shall purchase any remaining share of the Former Member's Units. If the Company and the Remaining Members do not agree to purchase all the Units of the Former Member, any purchase elections made pursuant to this Article XVI shall be null and void, and the Company shall dissolve.

          (f)  Payment of Purchase Price.  Unless the remaining
Managers with voting rights agree otherwise with a Former Member, the Company or the Remaining Members, as the case may be, shall pay at the closing the entire purchase price.

          (g)  Closing of Purchase of Former Member's Interest.
Unless the Remaining Managers with voting rights agree otherwise with a Former Member, the closing for the sale of a Former Member's Units pursuant to this Article XVI shall be held at 10:00 a.m. at the principal office of Company no later than thirty (30) days after the notice of intent to purchase made under Section 14.07, except that if the closing date falls on a Saturday, Sunday or Colorado legal holiday, then the closing shall be held on the next succeeding business day. At the closing, the Former Member shall deliver to the Company or the Remaining Members, as applicable, an instrument of transfer (containing warranties of title and no encumbrances) conveying the Former Member's Units. The Former Member, the Company and/or the Remaining Members shall do all things and execute and deliver all papers as may be reasonably necessary fully to consummate such sale and purchase in accordance with the terms and provisions of this Operating Agreement.

          (h) If continuance of the Company is not approved by the Remaining Member or Members within the ninety (90) day period set forth in Section 15.01(a), the Company shall promptly commence to wind up its affairs and execute a statement of intent to dissolve. Such statement of intent to dissolve shall be executed by one of the Managers. Upon the filing with the Colorado Secretary of State of a statement of intent to dissolve, the Company shall cease to carry on its business, except insofar as may be necessary for the winding-up of its business, but its separate existence shall continue until Articles of Dissolution have been filed with the Colorado Secretary of State or until a decree dissolving the Company has been entered by a court of competent jurisdiction.

     Section 15.02. Authority to Wind-Up. In the event that winding-up is required hereunder, the winding-up activities shall be managed by the Managers or a committee thereof appointed for this express purpose, to the exclusion of the Members.

     Section 15.03. Settlement and Distribution. In settling accounts after dissolution, the assets of the Company shall be distributed as follows:

          (a)  to creditors, including Members who are creditors to
the extent otherwise permitted by law, in satisfaction of liabilities of the Company other than liabilities for distributions to Members under
C.R.S.   7-80-601 or 7-80-603;

          (b) except as provided in this Operating Agreement, to Members and former Members of the Company in satisfaction of liabilities for distribution under C.R.S. 7-80-601 or 7-80-603; and

          (c) except as provided in this Operating Agreement, to Members of the Company for the return of their Capital Contributions and respecting their Unit Ownership in the proportions in which the Members share in distributions.

     Section 15.04. Termination. Upon completion of the distribution of the Company's Property as provided in this Article XV, the Company shall be terminated, and the Managers in charge of winding-up the Company's business shall cause the filing of the Articles of Dissolution pursuant to the Colorado Act and shall take all such other actions as may be necessary to terminate the Company.

     Section 15.05. Claims of the Members. The Members shall look solely to the Company's Property for the return of their Capital Contributions, and if the assets of the Company remaining after payment or discharge of the debts or liabilities of the Company are insufficient to return such Capital Contribution, the Members shall have no recourse against the Company or any other Member or Manager.

     Section 15.06.  Waiver of Right to Court Decree of Dissolution.
The parties agree that irreparable damage would be done to the good will and business affairs of the Company if any Member should bring an action in court to dissolve the Company. Care has been taken in this Operating Agreement to provide fair and just payment in liquidation of the Units of all Members. Accordingly, each party hereby waives and renounces its right to a court decree of dissolution or to seek the appointment by the Court of a receiver and/or liquidator for the Company, under the Colorado Act or any other statute, common law or regulatory rule, except as may be sought by the Company itself.

     ARTICLE XVI

     AMENDMENTS

     Section 16.01. Proposal of Amendments. Amendments to the Articles of Organization and this Operating Agreement may be proposed in writing by any Member or Members owning at least ten percent (10%) of the Units or by any Manager or Managers. As required by the Company, any such proposed amendment must be accompanied by an opinion of counsel as to the legality and effect on the Members. Copies of any amendments made pursuant to this Article XVI shall be sent to the Members.

     Section 16.02. Amendments by Members. A proposed amendment shall be voted upon at either an annual meeting or a special meeting of the Members duly called for the purpose of voting on the amendment. Such votes shall be made as provided in Article VII. Upon the Members' approval of any amendment, all Members, whether or not they consented to such amendment, shall be deemed to have consented to and shall be bound by the terms and provisions thereof as if they had so consented.

     Section 16.03. Amendments by Managers. Notwithstanding any provision of this Agreement, amendments to this Operating Agreement which, in the opinion of counsel to the Company, are necessary to maintain the status of the Company as a tax partnership under federal or state law or for other tax purposes may be made by a majority of the Managers without the necessity of a vote of the Members.

     ARTICLE XVII

     NOTICES

     Any notice, payment, demand or communication required or permitted to be given hereunder shall be deemed to have been given when delivered personally to the party to be notified or when deposited in the United States mail, postage and charges prepaid, addressed as follows:

          (a) if to the Company, addressed to the Company's principal office;

          (b) if to a Manager, addressed to such Manager's address for purposes of notice which is contained in the Company's books and records; and

          (c) if to a Member, addressed to such Member's address for purposes of notice which is contained in the Company's register of its Members. Any Member may change its address or representative to be notified by written notice to the Company.

     ARTICLE XVIII

     GOVERNING LAW AND INTERPRETATION

     Section 18.01. Governing Law. This Operating Agreement shall be deemed to be made under and shall be construed in accordance with the laws of the State of Colorado.

     Section 18.02. Severability. If any provision of this Operating Agreement or the application thereof to any person or circumstance shall be invalid, illegal or unenforceable to any extent, the remainder of this Operating Agreement shall not be affected and the application of such affected provision shall be enforced to the greatest extent permitted by law.

     Section 18.03. Headings. All section or subsection titles or captions contained in this Operating Agreement are for convenience only and shall not be deemed part of the context of this Operating Agreement.

     Section 18.04. Plurals and Pronouns. All pronouns and any variations thereof shall be deemed to refer to the masculine, feminine, neuter, singular or plural as the identity of the person or persons may require.

     Section 18.05. Time. In computing any period of time pursuant to this Operating Agreement, the day of the act, event or default from which the designated period of time begins to run shall not be included, but the time shall begin to run on the next succeeding day. The last day of the period so computed shall be included, unless it is a Saturday, Sunday or legal holiday, in which event the period shall run until the end of the next day which is not a Saturday, Sunday or legal holiday.

     ARTICLE XIX

     NO THIRD PARTY BENEFICIARIES

     Except as may be expressly provided for herein, no person or entity not a party hereto shall have any rights or obligations hereunder.

     ARTICLE XX

     ENTIRE AGREEMENT

     The Articles of Organization and this Operating Agreement contain the entire understanding between and among the Members and supersede any prior understandings and agreements between and among them respecting the subjects of the Articles of Organization and this Operating Agreement. The attached Exhibits A, B, C, D and E are incorporated herein by this reference. If any of the matters covered by this Operating Agreement were performed or commenced by the Members prior to their execution of this Operating Agreement, this Operating Agreement shall be deemed to govern such prior actions as if it were executed by the Members prior to such actions being undertaken.

     ARTICLE XXI

     COUNTERPART EXECUTION

     This Operating Agreement may be executed in counterparts, all of which taken together shall be deemed one original. Each Member shall become bound by this Operating Agreement immediately upon such Member's execution hereof and independently of the execution hereof by any other Member.
     [END OF DOCUMENT TEXT]     This Operating Agreement is executed as of
the date first above mentioned.

     This is a signature page for that Operating Agreement for Pharma
Labs,     LLC.

                              Golden Pharmaceuticals, Inc.,
                              a Colorado corporation

                              By
                                   Printed Name:
                                   Title:


                              Pharma France, Inc.,
                              a California corporation

                              By
                                   Printed Name:
                                   Title:
     EXHIBIT A

     To that Operating Agreement for Pharma Labs, LLC.

     DEFINITIONS

     "Additional Member" is defined in Section 13.01 and means any person or entity who acquires Additional Units of the Company.

     "Additional Units" means Units of the Company issued by the Company subsequent to the filing date of the Articles of Organization.

     "Affiliate" means any individual, partnership, joint venture, trust corporation or other form of enterprise which directly or indirectly controls, is controlled by, or is under common control with, a Member. For purposes of the preceding sentence, "control" means possession, directly or indirectly, of the power to direct or cause direction of management and policies through ownership of voting securities, contract, voting trust or otherwise.

     "Articles of Organization" of the Company means the Articles of Organization filed with the Secretary of State, State of Colorado, pursuant to the Colorado Limited Liability Company Act to form the Company, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

     "Benefit" is defined in Section 14.01.

     "Benefit Plan Investors" means an employee benefit plan as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended (including a Qualified Plan) or a plan described in Code
Section 4975(e)(1) (including an IRA).

     "Capital Contribution" means the gross amount of investment by a Member or all Members, as the case may be, which may consist of cash, property, or services rendered or a promissory note or other obligation to contribute cash or property or to perform services.

     "Carrying Value" means the adjusted basis of an asset for federal income tax purposes, as of the time of determination. The Carrying Value of any asset shall be adjusted from time to time to the extent required by Sections 8.01(iv) and 8.01(v), and to reflect changes, additions or other adjustments to the Carrying Value for dispositions, acquisitions or improvements of the Company's assets.

     "Code" means the Internal Revenue Code of 1986, as amended, and applicable Treasury Regulations thereunder.

     "Colorado Act" means the Colorado Limited Liability Company Act C.R.S. 7-80-101 et seq. (1990).

     "Company" means Pharma Labs, LLC.

     "Company Minimum Gain" means for partnership tax purposes as set forth in Treasury Regulation Section 1.704-1(b)(4)(iv)(c), the amount of gain, if any, that would be realized by the Company if it were to sell or dispose of (in a taxable transaction) property subject to a nonrecourse liability of the Company for a price equal to that necessary to fully satisfy such liability.

     "Dissolution Event" means those events listed in Section 2.03.

     "Initial Members" are Golden Pharmaceuticals, Inc., a Colorado corporation and Pharma France, a California corporation, and their respective transferees of their Units.

     "Manager" or "Managers" means one or more persons (individually and together) selected by the Members who, if they are natural persons, are 18 years of age or older, and who need not be Members or residents of the state of Colorado, to whom are delegated all or part of the management duties of the Company's business as provided in Article VI.

     "Member" means each of the parties who has executed this Operating Agreement and each of the parties who may hereafter become Additional or Substitute Members as provided in the Articles of Organization and in this Operating Agreement.

     "Member Account" means the account maintained for each Member pursuant to Section 8.01.

     "Net Cash Flow" means the excess cash receipts of the Company from the operation of the Company (including proceeds from sale or refinancing) after payment of operating expenses, capital expenditures, taxes, insurance, debt service, rent and other expenses like and unlike the foregoing, exclusive of depreciation expenses and other similar non-cash items, after setting aside such amounts as the Managers deem necessary to create adequate reserves for future capital needs.

     "Net Income" means the accounting term "net income" as determined in accordance with generally accepted accounting principles consistently applied.

     "Operating Agreement" means this Operating Agreement of Pharma Labs, LLC, as originally executed and as amended, modified, supplemented or restated from time to time, as the context requires.

     "Priority Period" means the five-year period commencing September 1, 1996 and ending August 31, 2001.

     "Property" means all real, personal and mixed properties, cash, assets, interests and rights of any type owned by the Company. All assets acquired with Company funds or in exchange for Company Property shall be Company Property.

     "Publicly traded partnership" means a partnership or company as defined by Code Section 7704.

     "Regulatory Allocations" are defined in Section 8.05.

     "Shortfall" means an amount, if any, equal to $300,000 less the Company's actual annual Net Income for any fiscal year during the Priority Period; provided, however, annual Net Income in excess of $300,000 may be carried forward to the next subsequent fiscal year to cover any Shortfall in such subsequent fiscal year.

     "Substitute Member" means any transferee of a Member's Units who is admitted as a Member in the Company pursuant to Article XIV.

     "Unit" means an interest in the Company representing an interest in the Company as described in Section 4.03.

     "Unrealized Gain" attributable to a Company asset means, as of any date of determination, the excess, if any, of the fair market value of such asset (as determined under Section 8.01(f) as of such date of determination) over the Carrying Value of such asset as of such date of determination (prior to any adjustment to be made pursuant to Section 8.01(f) as of such date).

     "Unrealized Loss" attributable to a Company asset means, as of any date of determination, the excess, if any, of the Carrying Value of such asset as of such date of determination (prior to any adjustment to be made pursuant to Section 8.01(f) as of such date) over the fair market value of such asset (as determined under Section 8.01(f) as of such date of determination.

     EXHIBIT B

     Attached to that Operating Agreement for Pharma France, LLC.

          Members and Units As of June 14, 1996

All Members, Past and         Business, Residence or        Number of
     Present               Mailing Address             Units Owned

Golden Pharmaceuticals, Inc., 1313 Washington Avenue          52
a Colorado corporation        Golden, CO  80401

Pharma France, Inc.,          1070 W. Armando                 48
a California corporation Anaheim, CA  92806       _______

                                              TOTAL     100

     EXHIBIT C

     Attached to that Operating Agreement for Pharma Labs, LLC


     Members And Capital Contributions As Of June 14, 1996

Golden Pharmaceuticals        $  600,000
Cash; portions of which
are to be paid from time to time on an "as needed" basis for working capital as determined by a majority of the managers.

                         $  100,000
Assignment of promissory note payable by Pharma France, Inc., f/k/a Pharma Labs, Inc.
                         $  300,000*
Payment for non-compete
agreements and consulting services
                         __________
           Total              $1,000,000


Pharma France, Inc.      $  939,000**
Equipment, fixtures and
furnishings as shown on Exhibit F attached hereto


* $24,572 has been paid and $125,000 shall be due and payable on September 1, 1996. $150,428 shall be due and payable upon execution of this Agreement.

**   Approximate market value

     EXHIBIT D

     Attached to that Operating Agreement for Pharma Labs, LLC

     MANAGERS
     AS OF JUNE 14, 1996

     EXHIBIT E

     Attached to that Operating Agreement Pharma Labs, LLC

     AGREEMENT OF NON-RESIDENT MEMBER
     TO TIMELY FILE A COLORADO TAX RETURN

     The undersigned, a Member of Pharma Labs, LLC (the "Company"), hereby state as follows:

     1.   the undersigned is not a resident of the State of Colorado.

     2. the undersigned agrees to timely file a Colorado income tax return and to timely pay all taxes imposed on it by the State of Colorado with respect to the income of the Company, for each tax year during which it is a Member of the Company.

     3. the undersigned agrees to be subject to personal jurisdiction in the State of Colorado for purposes of the collection of income taxes, together with related interest and penalties imposed on me with respect to the income of the Company during each tax year in which I am a Member of the Company.

     4. If the Company fails to timely file this Agreement with the proper officials of the State of Colorado on my behalf and pays the State of Colorado any amounts on my behalf, I agree unconditionally to reimburse the Company for all amounts so paid to the State of Colorado and all related costs, fees and expenses related thereto.

Signed as of June 14, 1996.

                              Pharma France, Inc.,
                              a California corporation

                              By
                                   Printed Name:
                                   Title:


     EXHIBIT F

     EQUIPMENT

Exhibit 27

Financial Data Schedule