Form 10QSB
period 1996-11-30
GOLDEN PHARMACEUTICALS INC
filed 1997-01-21
CIK 312651

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended November 30, 1996

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT

For the transition period from ______ to ______

Commission file number    0-9065

Golden Pharmaceuticals, Inc.
(Exact name of small business issuer
as specified in its charter)

   Colorado                    84-0645174
(State or other jurisdiction of (IRS Employer incorporation or organization)Identification No.)


1313 Washington Avenue, Golden, Colorado  80401
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


The number of shares outstanding of the issuers Common Stock, no par value as of January 20, 1997 was 120,785,715 shares.

Transitional Small Business Disclosure Format (check one):
Yes     No  X
                                                               Part I

Item 1.   FINANCIAL STATEMENTS

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                 ASSETS
                                       November 30,       August 31,
                                           1996              1996

CURRENT ASSETS:
  Cash and Cash Equivalents                $    32,987      $   34,872
  Receivables
   Trade, net of allowance for doubtful
    accounts of $48,134 and $43,634 at
    November 30 and August 31, 1996          2,273,358       1,443,684
  Inventories                                1,655,132       1,336,633
  Prepaid expenses                             229,702       168,582
  Deferred Taxes                               380,000       380,000
  Note Receivable                              346,363       165,000

     TOTAL CURRENT ASSETS                    4,917,542       3,528,771


PROPERTY, PLANT AND EQUIPMENT- AT COST       4,437,540       4,339,707
 Less accumulated depreciation
   and amortization                          1,894,596       1,782,400
                                             2,542,944       2,557,307

OTHER ASSETS
 Goodwill, less accumulated amortization
  of $66,171 and $16,543 at November 30
  and August 31, 1996, respectively          3,871,087       3,948,256
 Non-compete Agreement                         401,969       425,600
 Intangibles, net of amortization               37,362       11,667
 Deferred income taxes                         220,000       220,000
    TOTAL OTHER ASSETS                       4,530,418       4,605,523

                                           $11,990,904     $10,691,601

ITEM 1.                FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS(Unaudited)
                                 LIABILITIES AND STOCKHOLDERS'
EQUITY
                                        November 30,        August 31,
                                              1996              1996
  CURRENT LIABILITIES:
  Note payable                            $   1,368,889     $  532,141
  Note payable-related party                     75,000            -
  Current maturities of long-term debt          715,625        785,835
  Current maturities of capitalized lease        95,246         95,246
    obligations
  Accounts payable                            1,417,844        921,045
  Accrued liabilities
   Interest                                     241,712        144,148
    Other                                        96,575        138,248
     TOTAL CURRENT LIABILITIES                4,010,891        2,616,663

LONG-TERM OBLIGATIONS, less current
  maturities                                  3,603,050        3,674,355
CAPITALIZED LEASE OBLIGATIONS, less
  current maturities                            416,907          299,674

EXCESS LOSS ON INVESTMENT IN JOINT
 VENTURE                                          6,622           10,776

MINORITY INTEREST                               884,904          852,372

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
  shares authorized; 124,063,778 and
  124,063,778 issued, 120,774,778 and
  120,774,778 outstanding, at November 30,
  and August 31, 1996, respectively          23,867,384       23,867,384

Preferred stock- no par value; 10,000,000
  shares authorized Class A 15%/30% cumulative
  convertible  29,653 shares, issued and
  outstanding at November 30, and August 31,
  1996                                          292,558          292,558
                                             24,159,942       24,159,942
Accumulated deficit                         (20,997,280)     (20,828,049)

Less Common Stock in treasury at cost,
3,289,000 shares at November 30, and
August 31, 1996, respectively                    94,132           94,132

TOTAL STOCKHOLDERS' EQUITY                    3,068,530        3,237,761

                                           $ 11,990,904      $10,691,601

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                              Three Months Ended
                                                  November 30,
                                                 1996           1995
 REVENUES:
  Net sales                                    $ 3,553,919    $2,264,773
  Cost of Sales                                  2,396,242    1,439,880

GROSS MARGIN                                     1,157,677       824,893

  Selling, general and administrative            1,232,123       711,044

OPERATING INCOME(LOSS)                             (74,446)      113,849

OTHER INCOME/(EXPENSE)
  Interest Expense                                (264,197)     (180,191)
  Joint Venture Income(Loss)                       (16,846)          -
  Gain on Disposal of Equipment                      2,363           -
  Other Income                                     218,026         2,148

     TOTAL OTHER INCOME/(EXPENSE)                  (60,654)     (178,043)

     INCOME(LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                           (135,100)      (64,194)

INCOME TAX (BENEFIT) EXPENSE                         1,600        21,400
     INCOME BEFORE MINORITY INTEREST              (136,700)      (85,594)

MINORITY INTEREST                                  (32,532)          -


     NET INCOME(LOSS)                           $ (169,232)  $   (85,594)

INCOME(LOSS) PER COMMON SHARE
 NET INCOME(LOSS)                                      *              *

WEIGHTED AVERAGE SHARES OUTSTANDING            120,774,778   101,403,953

*  Less than $.01 per share


ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

           GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                 Three Months Ended
                                                   November 30,
                                                  1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                               $(169,232)     $(85,594)
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Depreciation and amortization                  191,323       105,303
    Minority interest in earnings                   32,532           -
    Gain/loss on sale of assets                      2,363           -
    (Increase) decrease in -
      Accounts receivable                         (829,673)      186,109
      Note receivable                             (181,363)           -
      Inventory                                   (318,499)        6,659
      Prepaid expenses and other                   (61,120)      (55,478)
    Increase (decrease) in -
      Accounts payable                             496,796      (415,437)
      Accrued interest and other                    55,891      (50,376)
               TOTAL ADJUSTMENTS                  (611,750)     (223,220)
          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                              (705,982)     (308,814)
CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in subsidiary                           2,500            -
  Purchase of property and equipment              (106,718)      (45,281)
  Excess loss in investment                        (21,000)           -
  Proceeds from sale of assets                      16,846            -
  Purchase of treasury stock                            -        (90,562)
  Addition to goodwill                                  -        (50,576)

     NET CASH (USED) BY INVESTING ACTIVITIES      (108,372)     (186,419)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable - related party                      75,000            -
  Long term borrowings                             154,365            -
  Payments of note payable                        (178,644)      (51,009)
  Issuance of line of credit                     4,528,931     2,162,374
  Payments on line of credit                    (3,692,183)   (1,595,179)
     NET CASH (USED) BY FINANCING ACTIVITIES       887,469       516,186

NET INCREASE (DECREASE) IN CASH                     (1,885)       20,953

CASH, Beginning of period                           34,872        49,557
CASH, End of period                           $     32,987  $     70,510

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                                 $  166,632      $ 102,309

  Income taxes paid                             $    1,600      $ 21,400

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

   The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1996 as filed with the Securities and Exchange Commission.

Net Income Per Common Share - Net income per common share was determined by dividing net income, as adjusted below, by applicable weighted average shares outstanding.

                                                Three Months Ended
                                                    November 30
                                                1996           1995

     NET INCOME(LOSS)                           $ (169,232)     $(85,594)
Weighted average number of
 shares outstanding                            120,774,778   101,403,953

Common stock equivalents and stock held in escrow have been included in the computation for the three months ended November 30, 1996 and 1995. The common stock equivalents that have been included in the computation for earnings per share are common stock and treasury stock. Stock options, Class A Convertible Preferred Stock, 15%/30% Cumulative Convertible Preferred Stock, and accrued dividends on the 15%/30% Cumulative Convertible Preferred Stock are considered antidilutive and accordingly, are not included in the computation of earnings per share.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.




Note 2.   RECENT ACQUISITIONS

     On August 7, 1995, the Company purchased all of the issued and outstanding capital stock of Quality Care Pharmaceuticals, Inc., a California corporation ("QCP") for a total of $3,718,750 in cash. To facilitate the financing of the acquisition of QCP, the Company obtained from a national bank (the "Bank") a $4,000,000 term loan (the "Term Loan"), a $2,500,000 revolving line of credit (the "Revolving Facility") and a $400,000 term loan. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources."

     On February 12, 1996 QCP entered into a joint venture agreement with Visiting Nurses Association of Orange County ("VNA") to establish Rx Direct, LLC ("RxD"), a mail order pharmacy, whereby it acquired a 50% interest in Rx Direct.

     On June 15, 1996, the Company entered into a joint venture agreement with PharmaFrance, Inc. to form Pharma Labs, LLC ("Pharma Labs"). The Company contributed a total of $1,000,000 for 52% interest in Pharma Labs. Pharma Labs is engaged in the manufacturing, packaging, and distribution of nutritional supplements.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Overview

     As of June 15, 1996 the financial results of the Company and Pharma Labs were reported on a consolidated basis.

Results of Operations

Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995

     Net Sales. Net sales for the three months ended November 30, 1996 increased to $3,553,919 compared to $2,264,773 for the three months ended November 30, 1995. The increase of $1,289,146 or 57% is primarily attributable to (i) the consolidation of the operations of Pharma Labs' with the Company's for the current period, which represents approximately $680,000 of the increase, and (ii) an increase in QCP sales of $550,000.

     Cost of Goods Sold. Cost of goods sold as a percentage of sales was 67% for the three months ended November 30, 1996 as compared to 64% for the three months ended November 30, 1995. The increase is primarily the result of the consolidation of Pharma Labs' operations with the Company's, which has a lower gross profit margin.

     Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $1,232,123 for the three months ended November 30, 1996 as compared to $711,044 for the three months ended November 30, 1995. The increase of $521,079 or 73% is due to
(i) the consolidation of Pharma Labs' operations with the Company's for the three months ended November 30, 1996, which represented $275,000 of the increase; and (ii)increased expenses for personnel, travel, trade shows and consulting fees in connection with the Company's efforts to enhance the operations and management of QCP, which represented approximately $429,000 of the increase.

     Net Income. The Company reported a net loss of $169,232 for the three months ended November 30, 1996 as compared to a net loss of $85,594 for the three months ended November 30, 1995. The increased net loss was primarily due to (i) the increase in SG&A expenses of approximately $521,000, and (ii) an increase in interest expense of $84,000 as a result of increased borrowings under the Revolving Loan Facility. The increase in expenses was partially offset by increased sales.

                 LIQUIDITY AND CAPITAL RESOURCES

     The operations of QCP and Pharma Labs have consumed substantial amounts of cash. As a result the Company, on a consolidated basis, experienced negative cash flow from operations for the three months ended November 30, 1996. Management anticipates that QCP will operate on a "break-even" basis for fiscal year 1997 but that Pharma Labs will continue to experience negative cash flow from operations. As a result of the continuing capital requirements of QCP and Pharma Labs, management projects that the Company may continue to experience negative cash flow from operations for fiscal year 1997.

     During the three months ended November 30, 1996, the Company used proceeds from its Revolving Loan Facility to expand QCP's marketing and sales force and to purchase hardware and software for QCP's operations. The Company is unable to use the proceeds from its Revolving Loan Facility to fund the operations of Pharma Labs, LLC. due to restrictions in the related loan agreement. Therefore, the Company also obtained a loan in the principal amount of $25,000 from its Chief Executive Officer to fund the operations of Pharma Labs, LLC. The Company expects that its future cash needs for fiscal year 1997 will primarily relate to the continued expansion of QCP's operations. In addition the Company will require additional funds to continue the development of Pharma Labs operations internationally and domestically as a repackager of unit doses. If the Company cannot obtain additional sources of financing it may be forced to curtail the activities of QCP and Pharma Labs.

     The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of November 30, 1996 as compared to August 31, 1996.

,November 30,1996,August 31, 1996
Current Assets,$4,917,542,   $3,528,771*
Current Liabilities, 4,010,891,    2,616,663
Net Working Capital,$  906,651,   $  912,108


* Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial net operating loss carryforwards.

         Current assets were $4,917,542, an increase of $1,388,771 or 39% at November 30, 1996 as compared to $3,528,771 at August 31, 1996. The increase was primarily due to (i) an increase in accounts receivable for QCP due to increased sales which represented $830,000 of the increase, and (ii) an increase in QCP's inventories of $318,000 which was a result of an increase of QCP's top 100 inventory items in an effort to produce larger lots and reduce manufacturing costs through the utilization of automated packaging equipment.

          Current liabilities were $4,010,891, an increase of $1,394,228 or 53% at November 30, 1996 compared to current liabilities of $2,616,663 at August 31, 1996. The increase in current liabilities was primarily the result of (i) additional borrowings of $837,000 under the Revolving Loan Facility to support the operations and expansion of QCP, and (ii) an increase in accounts payable of approximately $500,000, which is a result of the build up of inventory. The Company had working capital of $906,651 and a current ratio of 1.2:1.0 for the period ended November 30, 1996.

         To facilitate the financing of the acquisition of QCP, to refinance existing debt of the Company and QCP and to provide working capital for the Company and QCP, the Company obtained the Term Loan and the Revolving Loan Facility. Interest on the Term Loan is payable at the Bank prime plus 3% (which totaled 11.25% at November 30, 1996). The Term Loan is payable in sixteen quarterly installments of $125,000 to be made August 1, 1996 through August 1, 2000 with a lump sum payment of $2,000,000 due in August 2000. The Revolving Facility is payable at the Bank's prime plus 2% and expires in August, 2000. At November 30, 1996 the balance on the Revolving Facility was $1,368,889 and the interest rate was 10.25%. The Company has an additional term loan of $400,000 with an interest rate at the Bank's prime plus 3% (which totaled 11.25% at November 30, 1996) and which is payable in monthly installments of $6,667 through August 1, 2000. In November 1996, the Company and the Bank entered into a Fourth Amendment to the Credit and Security Agreement, which amendment revised certain covenants and waived prior defaults related to certain financial ratios.

         The Company's long term debt, including the current portion thereof, at November 30, 1996 consisted of notes payable to the Bank totaling $4,318,675 incurred primarily as a result of the acquisition of QCP.

         The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are approximately $30,000 per month, as of November 30, 1996.

         As of November 30, 1996, the Company had net operating loss carryforwards for fiscal income tax purposes of approximately $16,000,000. The net operating loss carryforwards will expire in the years 1997 through 2006. The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under
Section 382 of the Internal Revenue Code of 1986.

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

         a.   Exhibits:


          Exhibit 11     Statement Regarding Computation of Per Share
Earnings

          Exhibit 27     Financial Data Schedule

     b.   Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the period covered by this report
                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GOLDEN PHARMACEUTICALS, INC.
                                   (Registrant)



DATED:    January 20, 1997              BY:  /s/ Glen H. Weaver
                                        Glen H. Weaver,
                                        Vice President, Finance
                                        Chief Financial
OfficerExhibit No. 11

                        To The Form 10-QSB

         For The Quarterly Period Ended November 30, 1996EXHIBIT NO.
11

                   GOLDEN PHARMACEUTICALS, INC.

      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
                                               Three months Ended
                                                  November 30,
                                           1996        1995
Shares of common stock and
  equivalents outstanding at
  beginning of period                 120,774,778    106,331,371
Weighted-average shares or
  equivalents issued during
  the period                                   -         410,737

Weighted-average shares or
  equivalents canceled during
  the period                                   -      (5,958,242)

Weighted-average shares assumed
  issued under stock option plans
  during the period                            -          620,087

Average common and common
  stock equivalents
  outstanding                           120,774,778    101,403,953

Income before extraordinary
  item                                    (169,232)       (85,594)

Extraordinary Item                               -            -

Accrual of dividends on 15%/30%
  convertible preferred stock                    -            -

Net Income                              $  (169,232)   $   (85,594)

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