Form 10QSB
period 1997-02-28
GOLDEN PHARMACEUTICALS INC
filed 1997-04-21
CIK 312651

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1997

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from ______ to ______

Commission file number    0-9065

Golden Pharmaceuticals, Inc.
(Exact name of small business issuer
as specified in its charter)

   Colorado                    84-0645174
(State or other            (IRS Employer Identification No.)
jurisdiction of
incorporation or organization)

710 17th Street, Golden, Colorado  80401
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


The number of shares outstanding of the issuers Common
Stock, no par value as of April 21, 1997 was 122,813,347 shares.

Transitional Small Business Disclosure Format (check one):
Yes        No  X

Part I

Item 1.   FINANCIAL STATEMENTS

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                ASSETS

                             February 28,      August 31,
                                 1997             1996

CURRENT ASSETS:
  Cash and Cash Equivalents     $ 30,625       $ 34,872
  Receivables
   Trade, net of allowance for doubtful
    accounts of $55,029 and $63,700 at
    February 28, 1997 and August 31, 1996
                                 3,002,589    1,443,684
  Inventories                    1,614,985    1,336,633
  Prepaid expenses                 269,694      168,582
  Deferred Taxes                   380,000      380,000
  Note Receivable                  362,663      165,000

     TOTAL CURRENT ASSETS        5,660,556    3,528,771


PROPERTY, PLANT AND EQUIPMENT- AT COST
                                 4,718,781    4,339,707
 Less accumulated depreciation
   and amortization              2,015,892    4,782,400


OTHER ASSETS
 Goodwill, less accumulated amortization
  of $99,258 and $16,543 at February 28,
  1997 and August 31, 1996, respectively
                                 3,879,481    3,948,256
 Intangibles-net of amoritization in 1996
                                    36,835       11,667
 Non-compete Agreement             378,338      425,600
 Deferred income taxes             220,000      220,000
    TOTAL OTHER ASSETS           4,514,654    4,605,523

                               $12,878,099  $10,691,601




4ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

          GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                  CONSOLIDATED BALANCE SHEETS
(Unaudited)
                                LIABILITIES AND
STOCKHOLDERS'  EQUITY
                               February 28,   August 31,
                                    1997        1996
CURRENT LIABILITIES:
  Note payable               $ 1,835,757      $532,141
  Current maturities of long-term debt
                                 727,412       785,835
  Current maturities of capitalized lease
    obligations                   95,246        95,246
  Accounts payable             1,877,651       921,045
  Accrued liabilities
   Salaries, wages and other compensation
                                   16,508       42,450
    Interest                      341,737      144,148
    Other                         146,242       95,798

     TOTAL CURRENT LIABILITIES  5,040,553    2,616,663

LONG-TERM OBLIGATIONS, less current
  maturities                    3,423,842    3,674,335

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities              584,178      299,674

EXCESS LOSS IN INVESTMENT IN JOINT VENTURE
                                    5,855       10,776

MINORITY INTEREST                 919,511      852,372

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
  shares authorized; and 94,259,945 and
  93,967,583 issued and outstanding, at
  February 28, 1997, and August 31, 1996,
  respectively                  23,927,384   23,867,384

Preferred stock- no par value; 10,000,000
  shares authorized Class A 15%/30% cumulative
  convertible  29,653 shares, issued and
  outstanding at February 28, 1997, and
  August 31, 1996                  292,558      292,558
                                24,219,942   24,159,942
Accumulated deficit            (21,221,650)  (20,828,049)
                                2,998,292      3,331,893
 Less Common Stock in treasury at cost,
 3,289,000 shares at August 31, 1996   94,132     94,132

TOTAL STOCKHOLDERS' EQUITY       2,904,160      3,237,761
                             $  12,878,099   $ 10,691,601
ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Six Months Ended
                                             February 28,
                                          1997        1996
 REVENUES:
 Net sales                          $7,658,722  $4,741,014
  Cost of Sales                      5,111,893   3,179,902

GROSS MARGIN:                        2,546,829   1,561,112

  Selling, general and administrative 2,561,906  1,286,944

OPERATING INCOME                        (15,077)   274,168

OTHER INCOME/(EXPENSE)
  Interest Expense                     (552,290)  (385,746)
  Joint Venture Income                  (37,079)       -
  Gain on Disposal of Assets              2,363        -
  Other Income                          276,421      7,592

     TOTAL OTHER INCOME/(EXPENSE)      (310,585)  (378,154)

     INCOME (LOSS) BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                (325,662)  (103,986)

INCOME TAX (BENEFIT) EXPENSE                800     21,400

     INCOME (LOSS) BEFORE MINORITY INTEREST
                                       (326,462)   (125,386)

MINORITY INTEREST                       (67,139)     -

     NET INCOME (LOSS)             $   (393,601) $(125,386)

PRIMARY EARNINGS PER SHARE
  Before minority interest                *           *
  Minority interest                       *           *

PRIMARY EARNINGS PER SHARE                 *          *

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS
(CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                        Six Months Ended
                                        February 28,
                                        1997         1996
FULLY DILUTED EARNINGS PER SHARE
  Before extraordinary item            $  *        $  *
  Extraordinary item                      *           *

FULLY DILUTED EARNINGS PER SHARE       $  *        $  *

WEIGHTED AVERAGE SHARES OUTSTANDING 121,086,155  89,548,240

*  Less than $.01 per shareITEM 1.       FINANCIAL
STATEMENTS (CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                        Three Months Ended
                                            February 28,
                                        1997         1996
 REVENUES:
  Net sales                         $ 4,104,803 $2,476,241
  Cost of Sales                       2,715,651  1,740,022

GROSS MARGIN:                         1,389,152    736,219

  Selling, general and administrative 1,329,783    575,943

OPERATING INCOME                         59,369    160,276

OTHER INCOME/(EXPENSE)
  Interest Expense                      (288,093) (205,555)
  Joint Venture Income                    58,395       -
  Gain on Disposal of Assets                  -        -
  Other Income                           (20,233)    5,444

     TOTAL OTHER INCOME/(EXPENSE)       (249,931) (200,111)

     INCOME BEFORE INCOME TAXES AND
     MINORITY INTEREST                   (190,562)  (39,835)

INCOME TAX (BENEFIT) EXPENSE                 (800)      -


     INCOME BEFORE MINORITY INTEREST     (189,762)  (39,835)

  MINORITY INTEREST                       (34,607)      -

     NET INCOME                      $   (224,369)$ (39,835)

PRIMARY EARNINGS PER SHARE
  Before extraordinary item                   *         *
  Extraordinary item                          *         *

PRIMARY EARNINGS PER SHARE                    *         *

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS
(CONTINUED)

GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months Ended
                                            February 28,
                                        1997          1996
FULLY DILUTED EARNINGS PER SHARE
  Before extraordinary item          $   *        $   *

  Extraordinary item                     *            *

FULLY DILUTED EARNINGS PER SHARE     $   *        $   *

WEIGHTED AVERAGE SHARES OUTSTANDING  121,400,992  89,589,999

*  Less than $.01 per shareITEM 1.
FINANCIAL STATEMENTS (CONTINUED)

          GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                          Six Months Ended
                                            February 28,
                                         1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                     $(393,601) $(125,386)
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Depreciation and amortization        384,361    325,784
    Minority interest in earnings         67,139        -
    Gain on sale of assets
    (Increase) decrease in -
      Accounts receivable             (1,558,905)    29,933
      Inventory                         (278,352)  (315,526)
      Note receivable                   (197,663)      -
      Prepaid expenses and other        (101,112)   (68,406)
    Increase (decrease) in -
      Accounts payable                   956,603   (183,015)
      Accrued interest and other         222,091     47,821

          TOTAL ADJUSTMENTS             (505,838)  (163,409)

          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                    (899,439)  (288,795)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment    (379,074)  (372,510)
  Purchase of treasury stock                 -      (90,562)
  Excess loss in investment              (42,000)       -
  Addition to goodwill                   (60,000)   (79,656)
  Proceeds from sale of equipment         37,079        -


 NET CASH (USED) BY INVESTING ACTIVITIES (443,995) (542,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of note payable               (335,804) (119,152)
  Issuance of line of credit            8,902,151   754,524
  Payments on line of credit           (7,673,535)       -
  Long term borrowings                    311,375    42,500
  Related party borrowing                  75,000         -
  Issuance of common stock                60,000    105,000

NET CASH (USED) BY FINANCING ACTIVITIES  1,339,187  782,872

Continued on following page.ITEM 1.  FINANCIAL STATEMENTS
(CONTINUED)

               GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                  Six Months Ended
                                   February 28,
                                   1997       1996

NET INCREASE (DECREASE) IN CASH    (4,247)    (48,651)


CASH, Beginning of period          34,872      49,557

CASH, End of period              $ 30,625     $   906



SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                  $354,701     $273,926
  Income taxes paid              $    800     $ 21,400

NON-CASH TRANSACTIONS
   Issuance of Stock for relief of obligation
                                 $  60,000    $      -

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

                                                 Six Months
Ended
                                                    February
28,
                                                1997
1996
Income before minority interest              $ (326,462)
$125,386
 Minority interest                                 (67,139)
                    -

     NET INCOME                               $   (393,601)
$  125,386
Weighted average number of
 shares outstanding                            121,086,155
89,548,240

Common stock equivalents and stock held in escrow have been included in the computation for the six months ended February 28, 1997 and 1996. The common stock equivalents that have been included in the computation for earnings per share are common stock and treasury stock. Stock options, Class A Convertible Preferred Stock, 15%/30% Cumulative Convertible Preferred Stock, and accrued dividends on the 15%/30% Cumulative Convertible Preferred Stock are considered antidilutive and accordingly, are not included in the computation of earnings per share.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

Note 2.   RECENT ACQUISITIONS

     On August 7, 1995, the Company purchased all of the issued and outstanding capital stock of Quality Care
Pharmaceuticals, Inc., a California corporation ("QCP") for
$3,718,750. To facilitate the financing of the acquisition of QCP, the Company obtained from a national bank (the
"Bank") a $4,000,000 term loan (the "Term Loan"), a
$2,500,000 revolving line of credit (the "Revolving
Facility") and a $400,000 term loan.  See "MANAGEMENT'S
DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources."

     On February 12, 1996 QCP and the Visiting Nurses
Association of Orange County ("VNA") established Rx Direct,
LLC ("RxD"), a mail order pharmacy.

     On June 5, 1996, the Company and PharmaFrance, Inc.
formed PharmaLabs, LLC ("PharmaLabs"). The Company contributed a total of $1,000,000 for 52% of the equity in PharmaLabs. PharmaLabs is engaged in the manufacturing, packaging, and distribution of nutritional supplements.

Note 3.   SUBSEQUENT EVENTS

     On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing Iodine-123 capsules for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement (the "Agreement") dated April 7, 1997 by and between the Registrant and Syncor Pharmaceuticals, Inc.

     Included in the sale was the New Drug Application for the Iodine-123 capsules, the building that contains the manufacturing facility for the Iodine-123 capsules and all of the equipment related to the Iodine-123 business.

     The proceeds from the sale will be used to pay down the Registrant's existing bank debt and to allow the Company to expand its operations and presence in other sectors of the health care market.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

     The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

     The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of QCP and PharmaLabs and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is in turn dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the health care market and general economic conditions. Further, any forward looking statements or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.


Results of Operations

Six Months Ended February 28, 1997 Compared to Six Months
Ended February 29, 1996

     Net Sales. Net sales for the six months ended February 28, 1997 increased to $7,658,722 compared to $4,741,014 for the six months ended February 29, 1996. The increase of $2,917,708 or 62% is primarily attributable to (i) the consolidation of the operations of PharmaLabs with the Company's for the current period, which represents approximately $1.4 million of the increase, and (ii) an increase in QCP sales of $1.4 million.

     Cost of Goods Sold. Cost of goods sold as a percentage of sales was 67% for both the six months ended February 28, 1997 and for the six months ended February 29, 1996.

     Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $2,561,906 for the six months ended February 28, 1997 as compared to $1,286,944 for the six months ended February 29, 1996. The increase of $1,274,962 or 99% is due to (i) the consolidation of PharmaLabs' operations for the six months ended February 28, 1997 which represented $491,000 of the increase; (ii) QCP's sales commissions and salaries; and new telemarketing and customer service department expenses which represented $320,000 of the increase; and (iii) expenses for travel and consulting fees in connection with the Company's efforts to enhance the operations and management of QCP.

     Net Income. The Company reported a net loss of $393,601 for the six months ended February 28, 1997 as compared to a net loss of $125,386 for the six months ended February 29, 1996. The increased net loss was primarily due to (i) increase in SG&A expenses of $1,274,962, (ii) increase in interest expense of $167,000, (iii) depreciation and amortization of approximately
 $60,000, and (iv) a loss of $42,000 in connection with its interest in RxD.

Three Months Ended February 28, 1997 Compared to Three
   Months Ended February 29, 1996

     Net Sales. Net sales for the three months ended February 28, 1997 increased to $4,104,803 compared to $2,476,241 for the three months ended February 29, 1996.
The increase of $1,628,562 or 66% is primarily attributable to (i) the consolidation of the operations of PharmaLabs with the Company's for the current period, which represents approximately $721,000 of the increase, and (ii) an increase in QCP sales of $894,000.

     Cost of Goods Sold. Cost of goods sold as a percentage of sales was 66% for the three months ended February 28, 1997 as compared to 70% for the three months ended February 29, 1996. The decrease is primarily the result of the consolidation of PharmaLabs' operations with the Company's.

     Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $1,329,783 for the three months ended February 28, 1997 as compared to $575,943 for the three months ended February 29, 1996. The increase of $753,840 or 131% is due to (i) the consolidation of PharmaLabs' operations for the three months ended February 28, 1997 which represented $210,000 of the increase;
(ii)sales commissions and salaries; and new telemarketing and customer service department expenses which represented $506,000 of the increase; and (iii) expenses for travel and consulting fees in connection with the Company's efforts to enhance the operations and management of QCP.

     Net Income. The Company reported a net loss of $224,369 for the three months ended February 28, 1997 as compared to a net loss of $39,835 for the three months ended February 29, 1996. The increased net loss was primarily due to (i) increase in SG&A expenses of $753,840, (ii) increase in interest expense of $83,000, (iii) depreciation and amortization of approximately $90,000, and (iv) a loss of $21,000 in connection with its interest in RxD.

                LIQUIDITY AND CAPITAL RESOURCES

     The Company, on a consolidated basis, experienced negative cash flow from operations for the three months ended February 28, 1997. Management anticipates that QCP will operate on a "break-even" basis for fiscal year 1997 but that PharmaLabs will continue to experience negative cash flow from operations.

     As a result of the continuing capital requirements of QCP and PharmaLabs, management projects that the Company may continue to experience negative cash flow for fiscal year
1997.

     During the three months ended February 28, 1997, the Company relied primarily on the Revolving Facility to fund its operations. The funds were primarily used to develop marketing and sales materials and to purchase hardware and software to expand QCP's operations and to fund the start up of PharmaLabs' operations. The Company expects that its future cash needs for fiscal year 1997 will primarily relate to the continued expansion of QCP's operations and the development of PharmaLabs operations internationally and to establish PharmaLabs domestically as a repackager of unit doses. If the Company cannot obtain additional sources of financing it may be forced to curtail the activities of QCP and PharmaLabs.

     The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of February 28, 1997 as compared to August 31, 1996.

,February 28, 1997,August 31, 1996
Current Assets,$5,660,556*,   $3,528,771*
Current Liabilities, 5,040,553,    2,616,663
Net Working Capital,$  620,003       ,   $  912,108
,,



* Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial net operating loss carryforwards.

         Current assets were $5,660,556, an increase of $2,131,785 or 60% at February 28, 1997 as compared to $3,528,771 at August 31, 1996. The increase was primarily due to (i) the growth of accounts receivable and inventory at PharmaLabs which represented $1,033,000 of the increase,
(ii) an increase in QCP's accounts receivable of $744,000 which was a result of an expansion of QCP's sales.

          Current liabilities were $5,040,553, an increase of $2,423,890 or 93% for the period ended February 28, 1997 compared to current liabilities of $2,616,663 for the period ended August 31, 1996. The increase in current liabilities was primarily the result of the expansion of PharmaLabs production and the corresponding accounts payable at February 28, 1997 which represented $500,000 of the increase. In addition accrued interest increased approximately $200,000. The Company had working capital of $620,000 and a current ratio of 1.12:1 for the period ended February 28, 1997.

         To facilitate the financing of the acquisition of QCP, to refinance existing debt of the Company and QCP and to provide working capital for the Company and QCP, the Company obtained the Term Loan and the Revolving Facility. Interest on the Term Loan is payable at the Bank prime plus 3% (which totaled 11.5% at February 28, 1997). The Term Loan is payable in sixteen quarterly installments of $125,000 to be made August 1, 1996 through August 1, 2000 with a lump sum payment of $2,000,000 due in August 2000. The Revolving Facility is payable at the Bank prime plus 2% and expires in August, 2000. At February 28, 1997 the balance on the Revolving Facility was $1,760,757 and the interest rate was 11.5%. The Company has an additional term loan of $400,000 with an interest rate at the Bank prime plus 3% (which totaled 11.5% at February 28, 1997) and which is payable in monthly installments of $6,667 through August 1, 2000. In November 1996, the Company and the Bank entered into a Fourth Amendment to the Credit and Security Agreement, which amendment revised certain covenants and waived prior defaults. (See SUBSEQUENT EVENTS below.)


         The Company's long term debt, including the current portion thereof, at February 28, 1997 consisted of notes payable to the Bank totaling $4,057,147 incurred primarily as a result of the acquisition of QCP. (See SUBSEQUENT EVENTS below.)

         The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $12,412 and $1,888, respectively, for the fiscal year ending August 31, 1997.

         As of February 28, 1997, the Company had net operating loss carryforwards for fiscal income tax purposes of approximately $15,500,000. The net operating loss carryforwards will expire in the years 1997 through 2006.
The Company's ability to utilize its net operating loss carryforwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under
Section 382 of the Internal Revenue Code of 1986.

         The Company's long-term capital expenditure requirements will depend upon numerous factors, including the demand for the Company's product and any expansion activities. The Company currently has no commitments or arrangements for raising additional capital.

SUBSEQUENT EVENTS

         On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing Iodine-123 capsules for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement (the "Agreement") dated April 7, 1997 by and between the Registrant and Syncor Pharmaceuticals, Inc.

         Included in the sale was the New Drug Application for the Iodine-123 capsules, the building that contains the manufacturing facility for the Iodine-123 capsules and all of the equipment related to the Iodine-123 business.

         The proceeds from the sale were used to pay off the two existing term loans and $1,485,000 of the revolving facility leaving a balance of $316,000.
Item 6.  Exhibits and Reports on Form 8-K

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

                                   GOLDEN PHARMACEUTICALS,
INC.
                                   (Registrant)



DATED:    April ___, 1997               BY:  /s/ Glen H.
Weaver
                                        Glen H. Weaver,
                                        Vice President,
Finance
                                        Chief Financial
OfficerExhibit No. 11

                        To The Form 10-QSB

         For The Quarterly Period Ended February 28,
1997,EXHIBIT NO. 11

                   GOLDEN PHARMACEUTICALS, INC.

      STATEMENT REGARDING COMPUTATION OF PER SHARE EARNINGS
,
                                                Six months
Ended
                                                   February
28,
                                               1997
   1996
Shares of common stock and
  equivalents outstanding at
  beginning of period                       120,774,778
91,589,946

Weighted-average shares or
  equivalents issued during
  the period                                    311,377
   837,415

Weighted-average shares or
  equivalents canceled during
  the period                                       -
(2,879,121)

Weighted-average shares assumed
  issued under stock option plans
  during the period                                   0
    0

Average common and common
  stock equivalents
  outstanding                               121,086,155
89,548,240

Income before minority interest               $(326,462)
 $(103,986)

Minority interest                                 7,139)
          0


Net Income                                 $   (393,601)
$   (103,986)

Earnings per share:
Income before minority interest             $       *
$      *

Minority interest                                   *
       *

Earnings per share                          $       *
$      *
*    Less than $.01 per share
Exhibit No. 27