Form 10QSB
period 1997-05-31
GOLDEN PHARMACEUTICALS INC
filed 1997-07-21
CIK 312651

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1997

            (  )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                For the transition period from         to
                                               ------    ------
                      Commission file number    0-9065

                          Golden Pharmaceuticals, Inc.
--------------------------------------------------------------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

                     Colorado                            84-0645174
                     --------                            ----------
        (State or other jurisdiction of        (IRS Employer incorporation or
               organization)                         Identification No.)


                    710 14th Street, Golden, Colorado  80401
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

                                 (303-279-9375)
--------------------------------------------------------------------------------
                         (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---     ---

The number of shares outstanding of the issuers Common Stock, no par value as of July 21, 1997 was 122,813,347 shares.

Transitional Small Business Disclosure Format (check one):

Yes     No  X
    ---    ---

PART I

Item 1. FINANCIAL STATEMENTS


                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                                 May  31,                       August 31,
ASSETS                                                             1997                            1996
------                                                          ----------                      -----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                     $    34,376                     $    34,872
  Receivables
   Trade, net of allowance for doubtful
    accounts of $65,527 and $63,700 at
    May 31, 1997 and August 31, 1996                              2,199,207                       1,443,684
  Inventories                                                     1,299,846                       1,336,633
  Prepaid expenses                                                  249,583                         168,582
  Deferred Taxes                                                    380,000                         380,000
  Note Receivable                                                   775,154                         165,000
                                                                -----------                     -----------
     TOTAL CURRENT ASSETS                                         4,938,166                       3,528,771
                                                                -----------                     -----------


PROPERTY, PLANT AND EQUIPMENT- AT COST                            3,157,828                       4,339,707
 Less accumulated depreciation
   and amortization                                                 787,926                       1,782,400
                                                                -----------                     -----------
                                                                  2,369,902                       2,557,307
OTHER ASSETS
 Goodwill, less accumulated amortization
  of $154,376 and $16,543 at May 31,1997
  and August 31, 1996, respectively                               3,827,875                       3,948,256
 Intangibles-net of amortization                                     35,979                          11,667
 Non-compete Agreement                                              354,707                         425,600
 Deferred income taxes                                              220,000                         220,000
                                                                -----------                     -----------
    TOTAL OTHER ASSETS                                            4,438,561                       4,605,523
                                                                -----------                     -----------

                                                                $11,746,629                     $10,691,601
                                                                ===========                     ===========

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                   May 31,                       August 31,
LIABILITIES AND STOCKHOLDERS'  EQUITY                               1997                           1996
-------------------------------------                            -----------                  ---------------
 CURRENT LIABILITIES:
  Note payable                                                  $    398,649                    $    532,141
  Note payable- related party                                         75,000                          -
  Current maturities of long-term debt                               146,517                         785,835
  Current maturities of capitalized lease
    obligations                                                       95,246                          95,246
  Accounts payable                                                 1,415,029                         921,045
  Accrued liabilities
     Salaries, wages and other compensation                           13,875                          42,450
    Interest                                                           1,818                         144,148
    Other                                                            102,596                          95,798
                                                                ------------                    ------------

     TOTAL CURRENT LIABILITIES                                     2,248,730                       2,616,663
                                                                ------------                    ------------

LONG-TERM OBLIGATIONS, less current
  maturities                                                         217,691                       3,674,335

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities                                                 601,633                         299,674

EXCESS LOSS IN INVESTMENT IN JOINT VENTURE                             3,521                          10,776

MINORITY INTEREST                                                    920,145                         852,372

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
  shares authorized; and 122,813,347 and
  93,967,583 issued and outstanding, at
  May 31, 1997, and August 31, 1996,
  respectively                                                    23,927,383                      23,867,384

Preferred stock- no par value; 10,000,000
  shares authorized Class A 15%/30% cumulative
  convertible  29,653 shares, issued and
  outstanding at May 31, 1997, and
  August 31, 1996                                                    292,558                         292,558
                                                                ------------                    ------------
                                                                  24,219,941                      24,159,942
Accumulated deficit                                              (16,370,900)                    (20,828,049)
                                                                ------------                    ------------
                                                                   7,849,041                       3,331,893
 Less Common Stock in treasury at cost,
 3,289,000 shares at August 31, 1996                                  94,132                          94,132
TOTAL STOCKHOLDERS' EQUITY                                         7,754,909                       3,237,761
                                                                ------------                    ------------

                                                                $ 11,746,629                    $ 10,691,601
                                                                ============                    ============

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Nine Months Ended
                                                                                      May 31,
                                                                       ----------------------------------------
                                                                          1997                    1996
                                                                       ----------              ----------
 REVENUES
 Net sales                                                             $10,332,049             $7,368,900
  Cost of Sales                                                          6,967,340              4,908,756
                                                                       -----------             ----------
GROSS MARGIN                                                             3,364,709              2,460,144

  Selling, general and administrative                                    4,219,182              2,245,311
                                                                       -----------             ----------
OPERATING INCOME (LOSS)                                                   (854,473)               214,833

OTHER INCOME/(EXPENSE)
  Interest Expense                                                      (1,368,251)              (602,345)
  Joint Venture Income                                                     (55,746)                 -
  Gain (loss) on Disposal of Assets                                         (2,363)                (1,698)
  Gain on Sale of Division                                               6,210,435                  -
  Other Income                                                             595,673                  9,765
                                                                       -----------             ----------
     TOTAL OTHER INCOME/(EXPENSE)                                        5,379,748               (594,278)


    INCOME(LOSS) BEFORE TAX (BENEFIT) EXPENSE                            4,525,275               (379,445)
                                                                       -----------             ----------
INCOME TAX EXPENSE (BENEFIT)                                                 2,390                 21,400

   INCOME (LOSS) BEFORE MINORITY INTEREST                                4,522,885               (400,845)

  MINORITY INTEREST                                                        (67,773)                 -
                                                                       -----------             ----------
     NET INCOME (LOSS)                                                 $ 4,455,112             $ (400,845)
                                                                       ===========             ==========
PRIMARY EARNINGS PER SHARE                                                    .037                      *
                                                                       ===========             ==========

Continued on following page.

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Nine Months Ended
                                                                                    May 31,
                                                                         ------------------------------
                                                                             1997              1996
                                                                         ------------       ------------
FULLY DILUTED EARNINGS PER SHARE                                         $       .037       $          *
                                                                         ============       ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                       121,662,879        112,615,914
                                                                         ============       ============

*  Less than $.01 per share

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                    May 31,
                                                                               -----------------
                                                                            1997                 1996
                                                                        ------------           --------
REVENUES
  Net sales                                                             $  2,673,327           $  2,627,886
  Cost of Sales                                                            1,855,447              1,728,854
                                                                        ------------           ------------
GROSS MARGIN                                                                 817,880                899,032

  Selling, general and administrative                                      1,662,002                958,324
                                                                        ------------           ------------
OPERATING INCOME (LOSS)                                                     (844,122)               (59,292)

OTHER INCOME/(EXPENSE)
  Interest Expense                                                          (815,961)              (216,599)
  Joint Venture Income                                                       (18,667)                 -
  Gain (Loss) on Disposal of Assets                                              -                   (1,698)
  Gain on Sale of Division                                                 6,210,435                  -
  Other Income                                                               319,252                  2,173
                                                                        ------------           ------------
     TOTAL OTHER INCOME/(EXPENSE)                                          5,695,059               (216,124)

INCOME(LOSS) BEFORE TAX (BENEFIT) EXPENSE                                  4,850,937               (275,416)

  INCOME TAX EXPENSE (BENEFIT)                                                 1,590                  -

   INCOME BEFORE MINORITY INTEREST                                         4,849,347               (275,416)

  MINORITY INTEREST                                                             (634)                 -
                                                                        ------------           ------------
     NET INCOME (LOSS)                                                  $  4,848,713           $   (275,416)
                                                                        ============           ============
PRIMARY EARNINGS PER SHARE                                                      .039                      *
                                                                        ============           ============
FULLY DILUTED EARNINGS PER SHARE                                        $       .039           $          *
                                                                        ============           ============
WEIGHTED AVERAGE SHARES OUTSTANDING                                      122,813,347            116,984,037
                                                                        ============           ============


*  Less than $.01 per share

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                    May 31,
                                                                       -----------------------------------
                                                                           1997                    1996
                                                                       ------------             ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income(loss)                                                     $ 4,455,112              $ (400,845)
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Depreciation and amortization                                          583,309                 328,606
    Minority interest in earnings                                           67,773                   3,216
    Gain on sale of division                                            (6,208,072)
    (Increase) decrease in -
      Accounts receivable                                                 (775,927)                (82,123)
      Inventory                                                            (99,030)               (267,879)
      Note receivable                                                     (460,154)               (124,595)
      Prepaid expenses and other                                           (85,972)                (96,304)
    Increase (decrease) in -
      Accounts payable                                                     493,981                (405,795)
      Accrued interest and other                                          (164,107)                 48,702
                                                                       -----------              ----------

          TOTAL ADJUSTMENTS                                             (6,648,199)               (596,172)
                                                                       -----------              ----------

          NET CASH PROVIDED BY OPERATING
          ACTIVITIES                                                    (2,193,087)               (997,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (505,902)               (589,986)
  Purchase of treasury stock                                                  -                    (94,132)
  Excess loss in investment                                                 55,745                   -
  Investment in subsidiary                                                 (63,000)                  -
  Addition to goodwill                                                     (60,218)               (121,656)
  Sale of property and equipment                                              -                      4,980
  Proceeds from sale of division                                         6,550,000                   -
  Proceeds from sale of equipment                                            2,500                     850
                                                                       -----------              ----------


     NET CASH (USED) BY INVESTING ACTIVITIES                             5,979,125                (799,944)
                                                                       -----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of note payable                                              (4,032,686)               (173,637)
  Issuance(payments) of line of credit                                    (133,492)                617,785
  Note payable related party                                                75,000                   -
  Long term borrowings                                                     244,645                 254,562
  Issuance of common stock                                                  59,999               1,070,000
                                                                       -----------              ----------

     NET CASH (USED) BY FINANCING ACTIVITIES                            (3,786,534)              1,768,710
                                                                       -----------              ----------

Continued on following page.

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                          May 31,
                                                                                -------------------------
                                                                                   1997           1996
                                                                                ---------       ---------
NET INCREASE (DECREASE) IN CASH                                                       (496)      (28,251)
CASH, Beginning of period                                                           34,872        49,557
                                                                                ----------      --------
CASH, End of period                                                             $   34,376      $ 21,306
                                                                                ==========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                                                                 $1,368,251      $526,259
                                                                                ==========      ========
  Income taxes paid                                                             $    2,390      $ 21,400
                                                                                ==========      ========

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

                                                                             Nine Months Ended
                                                                                   May 31,
                                                                         ---------------------------
                                                                             1997            1996
                                                                         ------------     -----------
NET INCOME (LOSS)                                                        $  4,455,112     $   (400,845)
                                                                         ============     ============
Weighted average number of
 shares outstanding                                                       121,662,879      112,615,914
                                                                         ============     ============

Common stock equivalents and stock held in escrow have been included in the computation for the nine months ended May 31, 1997 and 1996. The common stock equivalents that have been included in the computation for earnings per share are common stock and treasury stock. Stock options, Class A Convertible Preferred Stock, 15%/30% Cumulative Convertible Preferred Stock, and accrued dividends on the 15%/30% Cumulative Convertible Preferred Stock are considered antidilutive and accordingly, are not included in the computation of earnings per share.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.

Note 2.  RECENT ACQUISITIONS AND DISPOSITIONS

         On February 12, 1996 QCP and the Visiting Nurses Association of Orange County ("VNA") established Rx Direct, LLC ("RxD"), a mail order pharmacy.

         On June 5, 1996, the Company and Pharma France, Inc. formed Pharma Labs, LLC ("Pharma Labs"). The Company contributed a total of $1,000,000 for 52% of Pharma Labs. Pharma Labs is engaged in the manufacturing, packaging, and distribution of nutritional supplements.

         On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing Iodine-123 capsules for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement (the "Agreement") dated April 7, 1997 by and between the Company and Syncor Pharmaceuticals, Inc.

         Included in the sale was the New Drug Application for the Iodine-123 capsules, the building that contains the manufacturing facility for the Iodine-123 capsules and all of the equipment related to the Iodine-123 business.

         The proceeds from the sale were used to pay off the Company's $4,000,000 term loan and $400,000 term loan obtained in connection with the Company's acquisition of Quality Care Pharmaceuticals, Inc. ("QCP") and to pay down a portion of its $2,500,000 revolving line of credit (the "Revolving Facility") and will allow the Company to expand its operations and presence in other sectors of the health care market. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources."

Note 3. SUBSEQUENT EVENTS

         On July 15, 1997, the Company and Dornoch Medical Systems, Inc. ("Dornoch") entered into a Joint Marketing Agreement (the "JMA"), whereby the Company will market Dornoch's Redaway Products. The Company will receive royalties on sales of the products. In connection with the JMA, the Company was granted an option to purchase 220 shares of common stock of Dornoch at a purchase price of $2,000 per share which option will vest and be exercisable upon the sale of 80 Redaway Products through the Company's marketing efforts. In addition and in connection with the transaction, Dornoch purchased 1,000,000 shares of the Company's common stock for $.30 per share.


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


RESULTS OF OPERATIONS

Nine Months Ended May 31, 1997 Compared to Nine Months Ended May 31, 1996

         Net Sales. Net sales from operations for the nine months ended May 31, 1997 increased to $ 10,332,049 compared to $7,368,900 for the nine months ended May 31, 1996. The increase of 40% is primarily attributable to (i) the consolidation of Pharma Labs operations, which represents approximately $1.4 million of the increase, and (ii) an increase in QCP sales of $2.1 million due to increased demand for its principal products and an expanded client base.

         Cost of Goods Sold. Cost of goods sold for continuing operations as a percentage of sales was 67.4% for the nine months ended May 31, 1997 compared to 66.6% for the nine months ended May 31, 1996. This increase is attributable to the loss of gross margin from the sale of the Company's radiopharmaceutical division.

         Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $4.2 million for the nine months ended May 31, 1997 as compared to $2.2 million for the nine months ended May 31, 1996. The increase of $2 million or 88% is due to (i) the consolidation of Pharma Labs' operations, which represented $636,600 of the increase; (ii) increases in sales commissions and salaries, training and travel expense; expenses related to the improvement and sales expenses, which represented $737,500 of the increase and expansion of QCP's telemarketing and customer service department; and (iii) increased depreciation expense on additional production equipment purchased in 1997, which represented $130,000 of the increase.

         In addition, the Company incurred expenses for travel and consulting fees of $210,000 in connection with the Company's efforts to enhance the operations and management of QCP.

         Net Income. The Company reported net income of $4,455,112 for the nine months ended May 31, 1997 as compared to a net loss of $(400,845)for the nine months ended May 31, 1996. The net income was attributable to the sale of the radiopharmaceutcial division which resulted in a gain of approximately $6.2 million.



Three Months Ended May 31, 1997 Compared to Three Months Ended May 31, 1996

         Net Sales. Net sales for the three months ended May 31, 1997 increased to $2,673,327 compared to $2,627,886 for the three months ended May 31, 1996. The increase of $45,441 or 1.7% is primarily attributable to an increase in QCP sales due to increased demand for its principal products and an expanded client base net with a loss of sales from the sale of the radio pharmaceutical division.

         Cost of Goods Sold. Cost of goods sold as a percentage of sales was 69.4% for the three months ended May 31, 1997 as compared to 65.7% for the three months ended May 31, 1996. This increase is attributable to the loss of gross margin from the sale of the Company's radiopharmaceutical division.


         Selling General and Administrative. SG&A expenses were $1,662,002 for the three months ended May 31, 1997 as compared to $958,324 for the three months ended May 31, 1996. The increase of $703,678 or 73.4% is due to (i) the consolidation of Pharma Labs' operations, which represented $485,000 of the increase; (ii) increases in sales commissions and salaries, training and travel expense; expenses related to the improvement and sales expenses, which represented $107,000 of the increase and expansion of QCP's telemarketing and customer service department; and (iii) increased depreciation expense on additional production equipment purchased in 1997, which represented $20,000 of the increase.

         Net Income (loss). The Company reported net income of $4,848,713 for the three months ended May 31, 1997 as compared to a net loss of $(275,416) for the three months ended May 31, 1996. The net income was attributable to the sale of the radiopharmaceutcial division which resulted in a gain of approximately $6.2 million.


                        LIQUIDITY AND CAPITAL RESOURCES

         The Company, on a consolidated basis, experienced negative cash flow from operations for the three months ended May 31, 1997. Management anticipates that QCP and Pharma Labs will continue to experience negative cash flow from operations for the remainder of fiscal year 1997 and beyond until such time as QCP generates sufficient revenue to cover the Company's increased SG&A expenses incurred in connection with its expansion efforts.

         During the three months ended May 31, 1997, the Company relied primarily on the Revolving Facility to fund its operations. The funds were primarily used to develop marketing and sales materials and to purchase hardware and software to expand QCP's operations and to fund Pharma Labs' operations. The Company expects that its future cash needs for fiscal year 1997 will primarily relate to the continued expansion of QCP's operations through the hiring of additional sales and telemarketing staff and the development of Pharma Labs operations domestically as a repackager of unit doses. If the Company cannot obtain additional sources of financing it may be forced to curtail the activities of Pharma Labs and/or QCP.

         Interest on the Revolving Facility is payable at the Bank prime plus 2% and the outstanding balance on the Revolving Facility is payable in full in August, 2000. At May 31, 1997 the balance on the Revolving Facility was $398,649 and the interest rate was 11.5%. In November 1996, the Company and the Bank entered into a Fourth Amendment to the Credit and Security Agreement, which amendment revised certain covenants and waived prior defaults.

         The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of May 31, 1997 as compared to August 31, 1996.


                                            May 31, 1997              August 31, 1996
                                            ------------              ---------------
 Current Assets                             $4,938,166*                  $3,528,771*

 Current Liabilities                         2,248,730                    2,616,663
                                                                          ---------
 Net Working Capital                        $2,689,436                   $  912,108




* Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial net operating loss carry forwards.

         Current assets were $4,938,166, an increase of $1,409,395 or 40% at May 31, 1997 as compared to $3,528,771 at August 31, 1996. The increase was primarily due to (i) the growth of accounts receivable and inventory at Pharma Labs which represented $568,000 of the increase, (ii) an increase in QCP's accounts receivable of $520,000 which was a result of an increase in QCP's sales.

          Current liabilities were $2,248,730, a decrease of $367,933 or 14% for the period ended May 31, 1997 compared to current liabilities of $2,616,663 for the period ended August 31, 1996. The decrease in current liabilities was primarily the result of the payoff of the current portion of long term debt in the amount of $715,000, partially offset by an increase in Pharma Labs accounts payable due to an increase in its production. The Company had working capital of $2,689,436 and a current ratio of 2.20:1 for the period ended May 31, 1997.

         The Company's long term debt, including the current portion thereof, at May 31, 1997 consisted of a note payable totaling approximately $218,000 incurred as a final settlement of a contingent liability.

         The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $20,277 and $1,888, respectively, for the fiscal year ending August 31, 1997.

         As of August 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $15,500,000. The net operating loss carry forwards will expire in the years 1997 through 2006. The Company's ability to utilize its net operating loss carry forwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. The gain on the sale of the radiopharmaceutical division is expected to result is the use of several layers of the NOL.

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

                                           GOLDEN PHARMACEUTICALS, INC.
                                           (Registrant)



DATED:   July 20, 1997                     BY:  /s/ Glen H. Weaver
                                               ---------------------------------
                                               Glen H. Weaver,

                                 EXHIBIT INDEX



Exhibit
Number                          Description
-------                         -----------
 11               Statement Regarding Computation of Per Share Earnings

 27               Financial Data Schedule