Form 10QSB/A
period 1997-05-31
GOLDEN PHARMACEUTICALS INC
filed 1997-07-29
CIK 312651

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                FORM 10-QSB/A-1



             (X)  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended May 31, 1997

             ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                For the transition period from ______ to ______

                      Commission file number    0-9065
                                             -------------

                          Golden Pharmaceuticals, Inc.
                          ----------------------------
                      (Exact name of small business issuer
                          as specified in its charter)

                  Colorado                       84-0645174
                  -----------------------------------------
        (State or other jurisdiction of (IRS Employer incorporation or organization)Identification No.)


                    710 14th Street, Golden, Colorado  80401
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (303-279-9375)
                          ---------------------------
                          (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---



The number of shares outstanding of the issuers Common Stock, no par value as of July 29, 1997 was 122,813,347 shares.


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

PART I

Item 1.          FINANCIAL STATEMENTS

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS


                                                                       May 31,                August 31,
                                                                        1997                     1996
                                                                     -----------              -----------
CURRENT ASSETS:
  Cash and cash equivalents                                             $34,376                  $ 34,872
  Receivables
   Trade, net of allowance for doubtful
    accounts of $224,921 and $63,700 at
    May 31, 1997 and August 31, 1996                                   2,039,813                1,443,684
  Inventories                                                          1,299,846                1,336,633
  Prepaid expenses                                                       249,583                  168,582
  Deferred taxes                                                             -                    380,000
  Note receivable                                                        775,154                  165,000
                                                                     -----------              -----------

     TOTAL CURRENT ASSETS                                              4,398,772                3,528,771
                                                                     -----------              -----------


PROPERTY, PLANT AND EQUIPMENT- AT COST                                 3,157,828                4,339,707
 Less accumulated depreciation
   and amortization                                                      787,926                1,782,400
                                                                     -----------              -----------
                                                                       2,369,902                2,557,307
OTHER ASSETS
 Goodwill, less accumulated amortization
  of $154,376 and $16,543 at May 31,1997
  and August 31, 1996, respectively                                    3,827,875                3,948,256
 Intangibles-net of amortization                                          35,979                   11,667
 Non-compete agreement                                                   354,707                  425,600
 Deferred income taxes                                                   220,000                  220,000
                                                                     -----------              -----------
    TOTAL OTHER ASSETS                                                 4,438,561                4,605,523
                                                                     -----------              -----------

                                                                     $11,207,235              $10,691,601
                                                                     ===========              ===========

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



LIABILITIES AND STOCKHOLDERS'  EQUITY                               May 31,                       August 31,
-------------------------------------                                1997                            1996
                                                                 ------------                    ------------
 CURRENT LIABILITIES:
  Note payable                                                     $  398,649                       $ 532,141
  Note payable- related party                                          75,000                              -
  Current maturities of long-term debt                                146,517                         785,835
  Current maturities of capitalized lease
    obligations                                                        95,246                          95,246
  Accounts payable                                                  1,415,029                         921,045
  Accrued liabilities
    Salaries, wages and other compensation                             13,874                          42,450
    Interest                                                            1,818                         144,148
    Other                                                             102,596                          95,798
                                                                 ------------                    ------------

     TOTAL CURRENT LIABILITIES                                      2,248,729                       2,616,663
                                                                 ------------                    ------------

LONG-TERM OBLIGATIONS, less current
  maturities                                                          217,691                       3,674,335

CAPITALIZED LEASE OBLIGATIONS, less
  current maturities                                                  601,633                         299,674

EXCESS LOSS IN INVESTMENT IN JOINT VENTURE                              3,521                          10,776

MINORITY INTEREST                                                     920,145                         852,372

STOCKHOLDERS' EQUITY
  Common stock - no par value; 200,000,000
  shares authorized; and 122,813,347 and
  93,967,583 issued and outstanding, at
  May 31, 1997, and August 31, 1996,
  respectively                                                     23,927,384                      23,867,384

Preferred stock- no par value; 10,000,000
  shares authorized Class A 15%/30% cumulative
  convertible  29,653 shares, issued and
  outstanding at May 31, 1997, and
  August 31, 1996                                                     292,558                         292,558
                                                                 ------------                    ------------
                                                                   24,219,942                      24,159,942
Accumulated deficit                                               (16,910,294)                    (20,828,049)
                                                                 ------------                    ------------
                                                                    7,309,648                       3,331,893
 Less Common stock in treasury at cost,
 3,289,000 shares at August 31, 1996                                   94,132                          94,132
                                                                 ------------                    ------------
TOTAL STOCKHOLDERS' EQUITY                                          7,215,516                       3,237,761
                                                                 ------------                    ------------

                                                                 $ 11,207,235                    $ 10,691,601
                                                                 ============                    ============

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                      May 31,
                                                                        -------------------------------------
                                                                           1997                       1996
                                                                        -----------                ----------
 REVENUES
 Net sales                                                              $10,332,049                $7,368,900
  Cost of sales                                                           6,967,340                 4,908,756
                                                                        -----------                ----------

GROSS MARGIN                                                              3,364,709                 2,460,144

  Selling, general and administrative                                     4,378,576                 2,245,311
                                                                        -----------                ----------

OPERATING INCOME (LOSS)                                                  (1,013,867)                   214,833

OTHER INCOME/(EXPENSE)
  Interest expense                                                       (1,368,251)                 (602,345)
  Joint venture income (loss)                                               (55,746)                       -
  Gain (loss) on disposal of assets                                          (2,363)                   (1,698)
  Gain on sale of division                                                6,210,435                       -
  Other income                                                              595,673                     9,765
                                                                        -----------                ----------

     TOTAL OTHER INCOME/(EXPENSE)                                         5,379,748                 (594,278)


    INCOME(LOSS) BEFORE TAX (BENEFIT) EXPENSE                             4,365,881                 (379,445)
                                                                        -----------                ----------

INCOME TAX EXPENSE (BENEFIT)                                                382,390                    21,400

   INCOME (LOSS) BEFORE MINORITY INTEREST                                 3,983,491                 (400,845)

  MINORITY INTEREST                                                         (67,773)                       -
                                                                        -----------                ----------

     NET INCOME (LOSS)                                                  $ 3,915,718                $ (400,845)
                                                                        ===========                ==========


PRIMARY EARNINGS PER SHARE                                                     .032                         *
                                                                        ===========                ==========


FULLY DILUTED EARNINGS PER SHARE                                        $      .032                $        *
                                                                        ===========                ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                                     121,662,879               112,615,914
                                                                        ===========               ===========


*  Less than $.01 per share

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                              Three Months Ended
                                                                                    May 31,
                                                                        ----------------------------
                                                                            1997             1996
                                                                        -----------      -----------
REVENUES
  Net sales                                                             $ 2,673,327      $ 2,627,886
  Cost of sales                                                           1,855,447        1,728,854
                                                                        -----------      -----------

GROSS MARGIN                                                                817,880          899,032

  Selling, general and administrative                                     1,821,396          958,324
                                                                        -----------      -----------

OPERATING INCOME (LOSS)                                                  (1,003,516)         (59,292)

OTHER INCOME/(EXPENSE)
  Interest expense                                                         (815,961)        (216,599)
  Joint venture income                                                      (18,667)              -
  Gain (loss) on disposal of assets                                             -             (1,698)
  Gain on sale of division                                                6,210,435               -
  Other income                                                              319,252            2,173
                                                                        -----------      -----------

     TOTAL OTHER INCOME/(EXPENSE)                                         5,695,059         (216,124)

INCOME(LOSS) BEFORE TAX (BENEFIT) EXPENSE                                 4,691,543         (275,416)

  INCOME TAX EXPENSE (BENEFIT)                                              381,590               -

   INCOME BEFORE MINORITY INTEREST                                        4,309,953         (275,416)

  MINORITY INTEREST                                                            (634)              -
                                                                        -----------      -----------

     NET INCOME (LOSS)                                                  $ 4,309,319      $  (275,416)
                                                                        ===========      ===========


PRIMARY EARNINGS PER SHARE                                                     .035                *
                                                                        ===========      ===========

FULLY DILUTED EARNINGS PER SHARE                                        $      .035      $         *
                                                                        ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                                     122,813,347      116,984,037
                                                                        ===========      ===========


*  Less than $.01 per share

ITEM 1.          FINANCIAL STATEMENTS (CONTINUED)

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                              Nine Months Ended
                                                                                   May 31,
                                                                         ---------------------------
                                                                            1997             1996
                                                                         ----------        ---------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net income(loss)                                                       $3,915,718        $(400,845)
  Adjustments to reconcile net income to
   net cash provided (used) by operations
    Depreciation and amortization                                           583,309          328,606
    Minority interest in earnings                                            67,773            3,216
    Gain on sale of division                                             (6,208,072)
    (Increase) decrease in -
      Accounts receivable                                                  (616,533)         (82,123)
      Inventory                                                             (99,030)        (267,879)
      Note receivable                                                      (460,154)        (124,595)
      Prepaid expenses and other                                            (85,972)         (96,304)
      Deferred taxes                                                        380,000               -
    Increase (decrease) in -
      Accounts payable                                                      493,981         (405,795)
      Accrued interest and other                                           (164,107)          48,702
                                                                         ----------        ---------

          TOTAL ADJUSTMENTS                                              (6,108,805)        (596,172)
                                                                         ----------        ---------

          NET CASH USED BY OPERATING
          ACTIVITIES                                                     (2,193,087)        (997,017)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                       (505,902)        (589,986)
  Purchase of treasury stock                                                    -            (94,132)
  Excess loss in investment                                                  55,745               -
  Investment in subsidiary                                                  (63,000)              -
  Addition to goodwill                                                      (60,218)        (121,656)
  Sale of property and equipment                                                -              4,980
  Proceeds from sale of division                                          6,550,000               -
  Proceeds from sale of equipment                                             2,500              850
                                                                         ----------        ---------


     NET CASH PROVIDED(USED) BY
     INVESTING ACTIVITIES                                                 5,979,125         (799,944)
                                                                         ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of note payable                                               (4,032,686)        (173,637)
  Issuance(payments) of line of credit                                     (133,492)         617,785
  Note payable related party                                                 75,000               -
  Long term borrowings                                                      244,645          254,562
  Issuance of common stock                                                   59,999        1,070,000
                                                                         ----------        ---------

     NET CASH (USED) BY FINANCING ACTIVITIES                             (3,786,534)       1,768,710
                                                                         ----------        ---------


Continued on following page.

                   GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                            May 31,
                                                                                   -------------------------
                                                                                      1997           1996
                                                                                   -----------     ---------
NET INCREASE (DECREASE) IN CASH                                                           (496)      (28,251)

CASH, Beginning of period                                                               34,872        49,557
                                                                                   -----------     ---------

CASH, End of period                                                                   $ 34,376       $21,306
                                                                                   ===========     =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
  Interest paid                                                                    $ 1,368,251     $ 526,259
                                                                                   ===========     =========

  Income taxes paid                                                                $     2,390     $  21,400
                                                                                   ===========     =========

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



                                                                                Nine Months Ended
                                                                                      May 31,
                                                                        ---------------------------------
                                                                            1997                  1996
                                                                        -----------            -----------
NET INCOME (LOSS)                                                       $ 3,915,718            $ (400,845)
                                                                        ===========            ===========
Weighted average number of
 shares outstanding                                                     121,662,879            112,615,914
                                                                        ===========            ===========


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

Note 2.  RECENT ACQUISITIONS AND DISPOSITIONS


         On February 12, 1996, Quality Care Pharmaceuticals, Inc. ("QCP") and the Visiting Nurses Association of Orange County established Rx Direct, LLC ("RxD"), a mail order pharmacy.


         On June 5, 1996, the Company and Pharma France, Inc. formed Pharma Labs, LLC ("Pharma Labs"). The Company contributed a total of $1,000,000 for 52% of Pharma Labs. Pharma Labs is engaged in the manufacturing, packaging, and distribution of nutritional supplements.

         On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing Iodine-123 capsules for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997 by and between the Company and Syncor Pharmaceuticals, Inc.

         Included in the sale was the New Drug Application for the Iodine-123 capsules, the building that contains the manufacturing facility for the Iodine-123 capsules and all of the equipment related to the Iodine-123 business.


         The proceeds from the sale were used to pay off the Company's term loans in the principal amounts of $4,000,000 and $400,000, respectively and to pay down a portion of its $2,500,000 revolving line of credit (the "Revolving Facility"). The Company is currently renegotiating its covenants and terms of the Revolving Facility due to the sale of the radiopharmaceutical division.
See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - Liquidity and Capital Resources."


Note 3. SUBSEQUENT EVENTS


         On July 15, 1997, the Company and Dornoch Medical Systems, Inc. ("Dornoch") entered into a Joint Marketing Agreement, whereby the Company will market Dornoch's Redaway Products. The Company will receive royalties on sales of the products. In connection with the Joint Marketing Agreement, the Company was granted an option to purchase 220 shares of common stock of Dornoch at a purchase price of $2,000 per share which option will vest and be exercisable upon the sale of 80 Redaway Products through the Company's marketing efforts. In addition and in connection with the transaction, Dornoch purchased 1,000,000 shares of the Company's common stock for $.30 per share and has an option to purchase 1,000,000 shares at $.30 which vest pursuant to the Joint Marketing Agreement.


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


RESULTS OF OPERATIONS

Nine Months Ended May 31, 1997 Compared to Nine Months Ended May 31, 1996


         Net Sales. Net sales from operations for the nine months ended May 31, 1997 increased to $ 10,332,049 compared to $7,368,900 for the nine months ended May 31, 1996. The increase of 40% is primarily attributable to (i) the consolidation of Pharma Labs operations, which represents approximately $1.4 million of the increase, and (ii) an increase of $2.1 million in QCP's sales due to increased demand for its principal products and an expanded client base.

         Selling General and Administrative. Selling, general and administration expenses ("SG&A") were $4.3 million for the nine months ended May 31, 1997 as compared to $2.2 million for the nine months ended May 31, 1996. The increase of $2 million or 88% is due to (i) the consolidation of Pharma Labs' operations, which represented $636,600 of the increase; (ii) increases in sales commissions and expenses, salaries for marketing, sales and the information systems departments, training and travel expense; and expenses related to the improvement and expansion of QCP's telemarketing and customer service departments, which represented $692,000 of the increase; and (iii) depreciation expense on additional production equipment purchased in 1997, which represented $80,000 of the increase.

         In addition, the Company incurred $285,000 in travel expenses, consulting fees and professional services in connection with the Company's efforts to enhance the operations and management of QCP.

         Net Income. The Company reported net income of $3,915,718 for the nine months ended May 31, 1997 as compared to a net loss of $(400,845)for the nine months ended May 31, 1996. The net income was attributable to the sale of the radiopharmaceutcial division which resulted in a gain of approximately $6.2 million.




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


         Selling General and Administrative. SG&A expenses were $1,821,396 for the three months ended May 31, 1997 as compared to $958,324 for the three months ended May 31, 1996. The increase of $863,072 or 90% is due to (i) the consolidation of Pharma Labs' operations, which represented $485,000 of the increase; (ii) increases in sales commissions and expenses, salaries for marketing, sales and the information systems departments; and expenses related to the improvement and expansion of QCP's telemarketing and customer service departments, which represented $350,000 of the increase; and (iii) depreciation expense on additional production equipment purchased in 1997, which represented $22,000 of the increase. The Company reserved an additional $160,000 for potential uncollectible accounts which have increased due to the disruptions in the accounts receivable administration caused by the relocation of the corporate offices.

         In addition, the Company incurred $83,000 in travel expenses, consulting fees and professional services in connection with the Company's efforts to enhance the operations and management of QCP.

         Net Income (loss). The Company reported net income of $4,309,319 for the three months ended May 31, 1997 as compared to a net loss of $(275,416) for the three months ended May 31, 1996. The net income was attributable to the sale of the radiopharmaceutcial division which resulted in a gain of approximately $6.2 million.



                        LIQUIDITY AND CAPITAL RESOURCES


         The Company believes that significant growth potential exists for its business's, and has entered into an expansion program to capitalize on these opportunities. The corporate office has been relocated from Golden, CO to QCP's facility in Santa Ana, CA. A number of key management positions have been filled, the sales force and information systems expanded and marketing programs increased. As a result, the Company, on a consolidated basis, experienced negative cash flows from operations for the three months ended May 31, 1997.

         During the quarter, expansion and development efforts included, (i) restructuring of QCP's sales department with the addition of a Vice President of Sales, (ii) expansion of QCP's sales in the eastern states, (iii) the development of a telemarketing division at QCP with the addition of a Telemarketing Manager and (iv) the expansion of QCP's information systems and programming department. As a result, management anticipates that the Company, on a consolidated basis, will continue to experience negative cash flows from operations for the remainder of fiscal 1997 and through the end of the second quarter of fiscal 1998.

         During the three months ended May 31, 1997, the borrowings under the Revolving Facility were utilized to fund the Company's expansion efforts, such as, the development of marketing and sales materials, the addition of sales personnel, purchase of hardware and software for QCP's operations and funding of Pharma Labs' operations. As a result, management does not expect QCP to operate on a "break even" basis until the third quarter of fiscal 1998.

         The Company's working capital requirements have also been impacted by delays in collecting Pharma Labs international accounts receivable, and increased competition and pricing pressures in the international market. Accordingly, Pharma Labs is pursuing the domestic

Asian markets and contract manufacturing agreements to increase its presence in the national market.

         The Revolving Facility is collateralized by the Company's accounts receivable and inventory; and the availability under the Revolving Facility is determined based on the Company's and QCP's eligible accounts receivable and inventory. The Company relocated its corporate offices, including the accounting department to Santa Ana, CA during the third quarter of fiscal year 1997. Due to disruptions and staffing changes resulting from this relocation, accounts receivable collection activities were negatively impacted resulting in delays in collections, which has affected their eligibility for inclusion in the borrowing base for the Revolving Facility. As a result the Company has not been able to fully access funds under the Revolving Facility. The Company is in the process of making staffing changes to focus on the collection of past due accounts receivable. In addition the Company has increased the reserve for potential uncollectible accounts by $160,000 to $224,921 from $64,921.

         The Company expects that its cash needs for the remainder of fiscal year 1997 and into 1998 will primarily relate to the continued investment and expansion of QCP's operations and to develop Pharma Labs operations domestically as a repackager of unit doses. As it is not anticipated that the Company will be able to internally generate cash in amounts sufficient to meet its requirements through the end of the second quarter of fiscal 1998, the Company will seek to raise additional capital in order to fund its expansion efforts and ongoing operations. However, there can be no assurance that the required funds will be available to the Company from external sources on acceptable terms, or at all. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, operational delays, competitive constraints or other difficulties), the Company could be required to seek additional financing sooner than currently anticipated. The Company does not currently have any commitments with respect to any debt or equity financing and there are no assurances that any potential funding sources will materialize. However, if these additional funds are not obtained management may have to curtail certain operations.

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

                                            May 31, 1997              August 31, 1996
                                            ------------              ---------------
 Current Assets                             $4,398,772                   $3,528,771*

 Current Liabilities                         2,248,730                    2,616,663
                                            ----------                   ----------
 Net Working Capital                        $2,150,042                   $  912,108

* Includes $380,000 of deferred taxes at August 31, 1996, per FASB 109 resulting from the Company's substantial net operating loss carry forwards.

         Current assets were $4,398,772, an increase of $870,001 or 24.6% at May 31, 1997 as compared to $3,528,771 at August 31, 1996. The increase was primarily due to (i) the growth of accounts receivable which approximates $520,000 as a result of increased sales in QCP,(ii) an increase in the note receivable of $578,000 due to a note due from the sale of the radiopharmaceutical division and an accrual of income for Pharma Labs as a result of an income guarantee to the Company by the minority partner in Pharma Labs. Current assets decreased $380,000 due the writedown of deferred taxes as a result of the Company's sale of the radiopharamacuetical division and continuing losses as a result of its investment and expansion in QCP's operations.


          Current liabilities were $2,248,730, a decrease of $367,933 or 14% for the period ended May 31, 1997 compared to current liabilities of $2,616,663 for the period ended August 31, 1996. The decrease in current liabilities was the result of the payoff of the current portion of long term debt in the amount of $715,000, partially offset by an increase in Pharma Labs accounts payable due to an increase in its production. The Company had working capital of $2,150,042 and a current ratio of 1.96:1 for the period ended May 31, 1997.


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


         The Company has a capital lease for approximately $250,000 to purchase and implement a new accounting software package. This amount includes the cost of the software as well as conversion, software modifications and implementation costs. The software is expected to be implemented early in 1998.

         As of August 31, 1996, the Company had net operating loss carry forwards for federal income tax purposes of approximately $15,500,000. The net operating loss carry forwards will expire in the years 1997 through 2006. The Company's ability to utilize its net operating loss carry forwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. The gain on the sale of the radiopharmaceutical division is expected to result in the use of several layers of the net operating loss.


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

                                        GOLDEN PHARMACEUTICALS, INC.
                                        (Registrant)




DATED:  July 29, 1997                   BY: /s/ Glen H. Weaver
                                           ------------------------------------
                                            Glen H. Weaver,

                                 EXHIBIT INDEX

Exhibit
  No.                             Description                        Page
-------                           -----------                        ----

  11        Statement Regarding Computation of Per Share Earnings

  27        Financial Data Schedule