Form 10KSB
period 1997-08-31
GOLDEN PHARMACEUTICALS INC
filed 1997-12-16
CIK 312651

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED AUGUST 31, 1997

                         COMMISSION FILE NUMBER: 0-9065

                          GOLDEN PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

        COLORADO                                         84-0645174
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                    710-14TH STREET, GOLDEN, COLORADO 80401
               (Address of principal executive office)(Zip Code)

                                 (303) 279-9375
                           Issuer's telephone number

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

State issuer's revenues for its most recent fiscal year: $11,957,841

Aggregate market value of the voting stock held by non-affiliates of the registrant as of November 21, 1997, was $21,271,734. This calculation is based upon the average of the bid ($.16) and asked ($.18) prices of the voting stock on November 21, 1997.

The number of shares of common stock outstanding as of November 21, 1997, was 125,127,847


Transitional Small Business Disclosure Format:  Yes          No   X
                                                    -----       -----

===============================================================================

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

       GENERAL.

       Golden Pharmaceuticals, Inc. (the "Company") was incorporated in 1973 under the name Mini-Dose Labs. In 1979, under the name Benedict Nuclear Pharmaceuticals, Inc., the Company completed its initial public offering of common stock. On October 7, 1992, the Company's name was changed to North American Chemical Corporation and on March 4, 1994 it was changed again to Golden Pharmaceuticals, Inc. From 1979 to April 1997, the Company's primary business was the manufacture and distribution of Sodium Iodide 123 (I-123) diagnostic capsules. In April 1997, the Company completed the sale of its assets related to the manufacture and distribution of I-123 capsules. See "Recent Developments - Sale of Radiopharmaceutical Division." The Company's primary business is now the repackaging and distribution of pharmaceuticals through its wholly owned subsidiary, Quality Care Pharmaceuticals, Inc. ("QCP"). See "Recent Developments - Acquisition of Quality Care Pharmaceuticals, Inc."

       RECENT DEVELOPMENTS.

       ACQUISITION OF QUALITY CARE PHARMACEUTICALS, INC. In August 1995, the Company purchased all of the issued and outstanding common stock of QCP for a total purchase price of $3,718,750. To facilitate the financing of the acquisition of QCP, the Company obtained from a national bank (the "Bank") a $4,000,000 term loan (the "Term Loan"), a $2,000,000 revolving line of credit (the "Revolving Facility") and an additional $400,000 term loan. See "Liquidity and Capital Resources." QCP is engaged in the repackaging and distribution of pharmaceutical products and related computerized dispensing and patient tracking systems. QCP's customers include physicians, hospitals, group practices, managed care programs and other legally constituted medical facilities throughout the United States.

       INCLUSION OF PHYSICIANS IN THE NATIONAL PRESCRIPTION DRUG CLAIMS PROCESSING SYSTEM. In October, 1995, the National Council for Prescription Drug Programs (NCPDP) gave final approval to its pilot program to include physicians in the national prescription drug claims processing system. This decision produced a fundamental change in the market for QCP's products. The Company believes that, at the time of the acquisition, QCP was the second largest company in an industry with a market of approximately $100 million. As a result of this change, QCP products can now be sold in the national prescription drug market for which sales exceed $50 billion.

       RX DIRECT, LLC. On February 12, 1996, QCP entered into a joint venture agreement with the Visiting Nurses Association of Orange County ("VNA") to establish Rx Direct, LLC ("RxDirect"), a mail order or direct delivery pharmacy. QCP provides ongoing management and logistical support to the joint venture. RxDirect is engaged in the dispensing of medications via mail or courier delivery to subscribers of their services. Both QCP and VNA actively market RxDirect's services to their respective customer bases.

       ISO 9000 CERTIFICATION. On March 14, 1996, and May 13, 1996, QCP and the Company respectively were certified by the International Organization for Standardization ("ISO 9000") as having the highest quality standards. ISO 9000's purpose is to establish common worldwide quality standards. The certification audit was performed by the French International Organization called Ascert. QCP believes that they are one of only a few domestic pharmaceutical repackagers that are currently ISO 9002 certified for their manufacturing plant and process.

       PHARMA LABS, LLC. On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs, LLC ("Pharma Labs"). The Company contributed $1,000,000 for 52% of the equity in Pharma Labs, LLC. As of August 31, 1997, the Company had loaned Pharma Labs $643,437 for inventory, leasehold improvements and operational support.

       Pharma Labs is a manufacturer and distributor of nutritional health products both domestically and internationally. Pharma Labs has a proprietary nutritional supplements product line which it distributes in Vietnam. Efforts are currently underway to expand the distribution throughout Asia. Acquisition of Pharma Labs has enabled the Company to expand its line of products in health care as well as increase its contract repackaging capabilities.

       SALE OF RADIOPHARMACEUTICAL DIVISION. On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing radiopharmaceuticals for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997, by and between the Company and Syncor
       Pharmaceuticals, Inc.

       Included in the sale was the New Drug Application (NDA) for the radiopharmaceuticals, the building that contains the manufacturing facility for this business, and all of the related equipment.

       The proceeds from the sale were used to pay off the Company's term loans in the principal amounts of $3,750,000 and $266,660, respectively, and to pay down $1,485,000 remaining on the Revolving Facility.

       JOINT MARKETING AGREEMENT WITH DORNOCH MEDICAL SYSTEMS, INC. In July 1997, the Company and Dornoch Medical Systems, Inc. ("Dornoch") entered into a Joint Marketing Agreement ("JMA") whereby the Company will market Dornoch's Redaway system, a medical infectious fluid collection and disposal system, in return for royalties on sales. In connection with the JMA, the Company was granted an option to purchase 220 shares of Dornoch common stock at a purchase price of $2,000 per share, which option will vest and be exercisable upon the sale of 80 Redaway systems through the Company's marketing efforts. To date the Company has sold 2 Redaway systems. In addition, Dornoch purchased 1,000,000 shares of the Company's common stock for $0.30 per share.

       PHARMACEUTICAL REPACKAGING INDUSTRY.

       Pharmaceutical repackagers, such as QCP, repackage pharmaceuticals from bulk quantities into smaller units-of-use and dose measurements, thereby providing physicians, hospitals, managed care programs and group practices with the ability to dispense medication directly to patients at the point-of-care (POC).

       Dispensing medication at the POC provides physicians, managed health care organizations and patients with a number of significant benefits. Dispensing medication directly to the patient significantly improves drug therapy compliance, which results in better patient outcomes and reduces the need for additional medical services. This results in lower overall medical costs per patient per incident. In addition, POC dispensing provides greater patient census, patient convenience, patient retention and lower health care costs due to compliance. Unit-of-use medication is packaged under federal regulations which assures the highest level of product quality, purity and safety. Unit-of-use medication is significantly less expensive to the patient than comparable products dispensed from a retail pharmacy.

       MANUFACTURING

       QCP is licensed by the U.S. Food and Drug Administration ("FDA") as a manufacturer of repackaged prescription drugs. QCP purchases bulk quantities of certain pharmaceuticals and repackages them into smaller dispensing units for sale to its customers. QCP's repackaging facility, located in Santa Ana, California, is licensed by the FDA, the United States Drug Enforcement Administration ("DEA")and the California Health and Services Department and maintains rigid quality control standards.

       RxDirect is licensed by the DEA and the California Board of Pharmacy, and operates as a retail pharmacy engaged in mail order delivery.

       Pharma Labs is licensed by the FDA as a manufacturer and distributor of nutritional supplement products as well as by the California Health and Services Department. Pharma Labs manufactures both bulk and finished packaged nutritional supplement products for international and U.S. distribution.

       QUALITY CONTROL

       The Company believes that QCP is the only drug repackager in the U.S. that maintains full compliance to:

              ISO9002 - International quality standards that currently
                         exceed all existing FDA regulations (ISO certification, March 1996).
              cGMP's - Current Good Manufacturing Practices - Title 21 Code of
                         Federal Regulations (amended April, 1995).
              FDA - Food, Drug and Cosmetic Act
              DEA - Controlled Substances Act.

       QCP's production batch record requires over 120 specific entries. Every step requires a minimum of two qualified employees to complete and verify. Every batch requires a minimum of seven different employees to complete.

       Every step in the production process, every tablet/ capsule, bottle, cap, and label is 100% traceable. QCP maintains this information no less than one year past the original product's expiration date. In addition to the batch record, QCP maintains over 25 separate logs that must be completed every day the plant operates. These records document and monitor facility temperature, humidity, air pressure differentials, facility and equipment maintenance, equipment cleaning procedures, equipment process validation systems, and many other critical production and drug storage parameters to assure maximum product quality, purity, safety and traceability.

       QCP packages Penicillin and Cephalosporin antibiotics in separate negative air flow packaging rooms. This process is designed to prevent antibiotic contamination of non-antibiotic products, and cross contamination between Penicillin and Cephalosporin products. Antibiotic contamination of non-antibiotic drug products is one of the most dangerous problems common to most pharmacies in the United States.

       DISTRIBUTION.

       QCP ships orders for its products via United Parcel Service or other types of overnight delivery services. QCP's goal is to ship orders within twenty-four hours of receipt of the order.

       RxDirect ships orders for its products via UPS express delivery or overnight courier directly to customers. RxDirect's goal is that orders are shipped next day from receipt of order.

       Pharma Labs ships via ocean freight containers and air cargo for international customers and delivers directly via ground transportation to U.S. customers. Delivery schedule depends on final form and quantity, but generally products are available within two weeks of the order date.

       SUPPLIERS.

       QCP purchases pharmaceuticals from a number of FDA licensed United States drug distributors and manufacturers. QCP's largest supplier is Bergen Brunswig Corporation located in Corona, California. QCP believes its relationship with its suppliers to be good.

       RxDirect purchases pharmaceuticals from a number of FDA licensed drug wholesalers. RxDirect's largest suppliers are Bergen Brunswig Corporation, Barnes Wholesaler and Wyeth Ayerst.

       Pharma Labs purchases raw materials from a number of FDA licensed manufacturers. Pharma Labs' largest suppliers are Hoffman LaRoche, Klockner Pentaplast and Stauber Performance.

       BACKLOG.

       The Company does not have significant backlogs but operates on a daily order and contract basis with its customers.

       MARKETING.

       QCP markets its products directly to customers through independent sales representatives, corporate sales personnel, trade shows and via its World Wide Web site.

       RxDirect markets through QCP and VNA sales representatives, as well as through direct mail and magazine advertising.

       Pharma Labs markets through a distributor in Vietnam and surrounding countries and directly to U.S. customers.

       RESEARCH AND DEVELOPMENT.

       QCP has developed a proprietary dispensing and patient tracking software, called QScript. This software provides enhanced capabilities to collect and analyze data on patient diagnosis, drug utilization, treatment plans and specific costs and treatment outcomes. This not only provides the health care provider with patient data necessary to augment the patient's treatment, but also gives that provider an additional revenue source or a major cost reduction. QCP's dispensing software assures fast and simple dispensing in full compliance with state pharmacy laws. Software development efforts continue on upgrades to its proprietary dispensing and patient tracking software.

       COMPETITION.

       QCP competes with other repackagers of pharmaceuticals, including Allscrips Pharmaceuticals, Inc., PDRx, and several other small firms. QCP believes it compares favorably with its competitors on such factors as price, service and delivery, credit terms, breadth of product lines and customer support.

       RxDirect competes with numerous other mail order pharmacies, many of which have greater resources than RxDirect.

       Pharma Labs competes with numerous other companies in the manufacture of nutritional supplement products both internationally and in the U.S. many of which have greater resources than Pharma Labs.

       GOVERNMENT REGULATIONS

       QCP operations are regulated by the DEA, the FDA and various state bureaus of pharmacy which govern the distribution of pharmaceutical products and controlled substances. These organizations require distributors of pharmaceutical products and controlled substances to obtain permits and to meet various security and operating standards. QCP has received all necessary regulatory approvals and believes it is in substantial compliance with all applicable requirements.

       RxDirect is monitored by the same federal and state regulatory organizations as QCP and is also required to obtain permits and to meet various security and operating standards of such federal and state organizations. RxDirect has received all necessary regulatory approvals and believes it is in substantial compliance with all applicable requirements.

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

       Any change in government regulations cannot be predicted. The Company also cannot predict whether any agency will adopt regulations that will have a material effect on the Company's and/or subsidiary operations.

       In addition, a variety of state and local permits are required under regulations relating to the Company's products.

       PRODUCT LIABILITY AND INSURANCE.

       The Company currently maintains product liability insurance in the aggregate amount of $2 million per occurrence and per year with a $5,000 deductible.

       EMPLOYEES.

       As of December 1, 1997, the Company employed seventy-five (75) persons on a full-time basis. Additional employees are hired from time to time during peak production periods. None of the Company's or its subsidiaries' employees is represented by a union or collective bargaining unit and management considers relations with employees to be good.

       ADDITIONAL INFORMATION.

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


ITEM 2.   DESCRIPTION OF PROPERTIES

       The Company owns a 2,000 square foot office building in Golden, Colorado.

       QCP leases a 25,000 square foot facility in Santa Ana, California pursuant to a lease agreement which expires in March 2004.

       Pharma Labs sub-leases a 45,000 square foot facility in Anaheim, California pursuant to a lease agreement which expires in January 2000.

       The Company believes its facilities and equipment are well maintained and in good operating condition and will satisfy its current manufacturing and processing needs.


ITEM 3.   LEGAL PROCEEDINGS

       The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial positions.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       The Company's common stock is traded in the over-the-counter market and is quoted on the "OTC Bulletin Board" under the symbol "GPHI." The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTC Bulletin Board.

             For the Year ended August 31, 1997          High      Low

             1st Quarter                          $      0.23       0.12
             2nd Quarter                                 0.32       0.12
             3rd Quarter                                 0.29       0.17
             4th Quarter                                 0.23       0.15

             For the Year ended August 31, 1997          High      Low

             1st Quarter                          $      .09    $   0.7
             2nd Quarter                                 .12        0.10
             3rd Quarter                                 .3125      0.115
             4th Quarter                                 .38        0.17


       These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

       As of December 1, 1997, there were approximately 2,700 shareholders of record of the Company's common stock.

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

       The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of QCP and Pharma Labs and the ability of the Company to achieve earnings through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is, in turn, dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the pharmaceutical industry and general economic conditions. Further, any forward looking statements or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

       RESULTS OF OPERATIONS.

       FISCAL YEAR ENDED AUGUST 31, 1997, COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996 (RESTATED).

       NET SALES. Net sales for the fiscal year ended August 31, 1997, increased 18% to $11,957,841 from $10,156,647 for the fiscal year ended August 31, 1996. This increase is primarily due to

       (1) a 33% or $2,014,791 increase in QCP sales due to an expanded customer base and (2) a full year of Pharma Labs sales of $1,555,174 compared to sales of $249,319 in the prior start-up year. These increases were partially offset by a $1,517,452 decline in the Company's sales as a result of the sale of its radiopharmaceutical business in April 1997.

       COST OF GOODS SOLD. Cost of goods sold as a percentage of sales increased to 68.1% for the fiscal year ended August 31, 1997, as compared to 64.4% for the fiscal year ended August 31, 1996. This increase is primarily attributable to the loss of gross margin from the sale of the Company's radiopharmaceutical business.

       SELLING GENERAL AND ADMINISTRATIVE. Selling, general and administration expenses ("SG&A") increased to $6,394,291 in fiscal 1997 from $3,871,613 in the prior year. QCP's SG&A spending increased to $4,180,625 from $2,202,120 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's growth program. QCP's selling and marketing expenses increased $1,048,768 from the prior year primarily to support sales force expansion and addition of key management positions. QCP's general and administrative expenses increased $929,731 from the prior year due primarily to (1) increases in staffing and related expenses, (2) higher facility and overhead costs, (3) formation of an MIS department, and (4) higher bad debt expense. The remainder of the increase in SG&A was a result of Pharma Labs' SG&A increasing to $920,485 in the current year from $166,083 in fiscal 1996. This increase is a result of a full year of Pharma Labs operation in fiscal 1997 compared to two months in fiscal 1996. These increases were partially offset by GPI's SG&A expense decrease of $191,403 from the prior year level of $1,484,583, due to the sale of the radiopharmaceutical business in April, 1997.

       NET INCOME. The Company reported net income of $1,820,926 for fiscal 1997 as compared to a net loss of $991,932 for fiscal 1996. The fiscal 1997 net income level was due to a gain of $6,210,434 on the sale of the radiopharmaceutical business in April 1997. Losses from operations were $2,583,184 in fiscal 1997, compared to an operating loss of $253,626 in the prior year. The 1997 operating losses were due primarily to significantly increased spending on staff and infrastructure in support of long term growth plans. Fiscal 1997 net income was also negatively impacted by interest expense of $1,456,439 up from $807,198 in the prior year, income tax expense of $642,390, and benefited from a favorable minority interest allocation of $269,404.

       FOURTH QUARTER ADJUSTMENTS. Operating results for the fourth quarter of fiscal 1997 include the following adjustments: a $482,909 reduction to other income and notes receivable to eliminate revenue due under the terms of the June 14, 1996, Guarantee Agreement with Pharma Labs' joint venture partners. Collectability of this amount is not reasonably assured.

       Accruals were made to reflect the impact of the September, 1997, Pondimin and Redux diet drug product recall. Net sales and receivables were decreased $238,050 for estimated returns applicable to fiscal 1997 sales, and cost of sales was decreased and receivables increased by $196,900 for the estimated cost of the returned product and estimated refund due from the product manufacturer.

       An additional $221,913 provision for doubtful accounts was made in the quarter primarily due to adverse conditions in the diet clinic industry. The diet drug recall and adverse publicity in the public media have adversely impacted many of the Company's diet clinic customers.

       FISCAL YEAR ENDED AUGUST 31, 1996 (RESTATED), COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1995.

       NET SALES. Net sales for the fiscal year ended August 31, 1996, increased to $10,156,647 compared to $4,412,377 for the fiscal year ended August 31, 1995. The increase of $5,744,270 or 130% is primarily attributable to the consolidation of the operations of QCP with the Company's for the period September 1, 1995 to August 31, 1996 compared to only one month in the prior period. QCP sales were $5,984,085 for the year ended August 31, 1996 as compared to $757,719 for the one month of operation in August 1995. The remaining increase is primarily attributable to (i) the consolidation of Pharma Labs' sales which represented approximately $167,000 of the increase (ii) and an increase in demand from its primary distributor, Syncor, which represented an increase of $230,312.

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

       SELLING GENERAL AND ADMINISTRATIVE. SG & A expenses were $3,871,613 for the fiscal year ended August 31, 1996 as compared to $1,255,645 for the fiscal year ended August 31, 1995. SG&A for the fiscal year ended August 31, 1996, increased $2,615,968 or 192% due to (i) the consolidation of QCP and Pharma Labs operations for an entire fiscal year and the last quarter which represented $2,220,784 of the increase; (ii) the development of a new trademark and marketing and sales materials for QCP which represented $75,000 of the increase; (iii) relocation and expansion of QCP's facilities which represented $85,224 of the increase;
       (iv) amortization of goodwill and non-competes which represents $233,036; and (v) expenses for travel and consulting fees in connection with the Company's efforts to enhance the operations and management of QCP.

       NET INCOME. The Company reported a net loss of $991,932 for the fiscal year ended August 31, 1996 as compared to net income of $978,574 for the fiscal year ended August 31, 1995. The net loss was primarily due to (i) relative increase in SG&A expenses of approximately $981,000, (ii) increase in interest expense of $666,868, (iii) depreciation and amortization of approximately $408,300, and (iv) a loss of $66,776 in connection with its interest in Rx Direct.

       LIQUIDITY AND CAPITAL RESOURCES.

       The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of August 31, 1997, as compared to August 31, 1996.

                                   August 31, 1997         August 31, 1996
          Current assets           $   3,256,421      $    3,528,771 *
          Current liabilities          3,132,407           2,616,663
                                   -------------           -----------
          Net working capital      $     124,014      $      912,108

          * Includes $380,000 of deferred taxes per FASB 109 resulting from the Company's substantial net operating loss carry forwards.

       At August 31, 1997, current assets were $3,256,421, a decrease of $272,350 from the prior year end. This decrease was primarily due to a decrease in inventory of $311,944 due to an inventory reduction program at QCP, and as a result of the sale of the radiopharmaceutical business, partially offset by higher inventories at Pharma Labs. The deferred income tax benefit included in current assets at August 31, 1996, was charged to fiscal 1997 operating results.

       At August 31, 1997, current liabilities were $3,132,407, an increase of $515,744 from the prior year end, primarily due to an increase in notes payable and notes payable - related parties of $826,027 and a decrease of $523,329 in current maturities of long term debt as a result of the debt payoff from the proceeds from the sale of the radiopharmaceutical business. The balance of the increase in current liabilities was primarily due to higher current lease obligations and higher accounts payable, both arising from a higher level of business activity.

       The Company has capitalized leases and operating leases for equipment, facilities and vehicles used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $280,774 and $278,590, respectively, for the fiscal year ending August 31, 1998.

       As of August 31, 1997, the Company had net operating loss carry forwards for fiscal income tax purposes of approximately $12,872,000. The net operating loss carry forwards will expire in the years 1998 through 2011. The Company's ability to utilize its net operating loss carry forwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986.

       During fiscal 1997, the Company experienced increased expenses due to its expansion and development efforts including (i) restructuring of QCP's sales department with the addition of key sales executives, (ii) expansion of QCP's sales in the eastern states, (iii) development of a telemarketing division at QCP, and (iv) the expansion of QCP's information systems and programming department. The Company believes this expansion program will continue to require significant up-front expenditures both to service its existing business and to develop new lines of business.

       During fiscal 1997, the Company's cash flow from operations was also adversely impacted by the following factors: (i) Pharma Labs continued to experience substantial delays in collecting the account receivable from its dealer in Vietnam due to delays in selling the related product in Vietnam; (ii) QCP experienced delays in collecting accounts receivable due to relocation of its accounting department from Colorado to California in April 1997 and the resulting disruption in credit and collection activities and staffing changes; and (iii) payment problems in collecting from diet clinic customers who have been negatively impacted by the diet drug controversy in the months leading up to the Pondimin and Redux product withdrawal. In response to these problems, the Company has made staffing changes to focus on the collection of past due accounts receivable and Pharma Labs is pursuing other Asian markets and contract manufacturing agreements to establish a presence in the United States. In addition, the Company has increased the reserve for potential uncollectible accounts by $403,200 to $446,834 at August 31, 1997. See "--Fourth Quarter Adjustments."

       The Company's primary source of funds for working capital has been the Revolving Facility. This facility is payable at the Bank prime rate plus 2% and expires in August 2000. At August 31, 1997, the balance outstanding on the Revolving Facility was $743,168 and the interest rate was 10.5%. The Revolving Facility is collateralized by the Company's accounts receivable and inventory, and the availability under the Revolving Facility is determined based on eligible accounts receivable and inventory. The amount of eligible accounts receivable was adversely impacted for the reasons described above which was the primary cause of a reduction of the Company's availability under the Revolving Facility from $1,588,000 at February 28, 1997, to $957,000 at August 31, 1997. As
       a result, during the last quarter of fiscal 1997, and into the first part of fiscal 1998, the Company relied primarily on proceeds from the exercise of stock options and loans from shareholders and directors to fund the Company's operations and expansion efforts.

       During the fiscal year ended August 31, 1997, the Company raised approximately $100,000 from the exercise of stock options. Due to the Company's inability to borrow sufficient amounts under the Revolving Facility for operations, the Company was required to obtain financing through the issuance of notes payable to certain shareholders and directors of the Company. The amounts outstanding through the issuance of these notes payable was $615,000 ($575,000 payable to Charles R. Drummond; $40,000 payable to Arch G. Gothard, III) at August 31, 1997.

       At August 31, 1997, the Company was not in compliance with certain covenants of the Revolving Facility, including the breach of loan covenants regarding debt service, interest coverage and net income. As a result of the default, the Bank has the right to terminate the Revolving Facility, declare the outstanding balance due and payable, and seek other rights and remedies specified in the Revolving Facility agreement. To date, the Bank has not exercised its right to terminate. The Company is currently renegotiating the terms of the Revolving Facility with the Bank including amendments to remedy the non-compliance issues. However, there can be assurance that the amendment will be available on terms acceptable to the Company if at all. The Company is also seeking alternative financing sources, but has no commitments for such alternative financing in place.

       FUTURE OPERATIONS - During the first quarter of fiscal 1998, the Company expects net sales to be below the sales level recorded during the same quarter of fiscal 1997. In addition to the loss of sales arising from the sale of the radiopharmaceutical business, lower sales are anticipated at QCP and Pharma Labs in the first quarter of fiscal 1998. QCP's diet drug sales are expected to be substantially below the prior year level due primarily to the withdrawal of Pondimin and Redux from the market. Sales to diet clinics represented 16% of QCP's sales during fiscal 1997. During the first quarter of fiscal 1998, Pharma Labs sales are expected to be below the prior year due to poor performance of its Vietnam distributor and due to continuing economic turmoil in Vietnam.

       As a result of the expected decrease in sales and problems collecting accounts receivable discussed above, management does not anticipate that cash flow from operations will be sufficient to meet its requirements during fiscal 1998. As it is not anticipated that the availability under the Revolving Facility will be sufficient, the Company is seeking to raise additional capital in order to fund its ongoing operations and the continued investment and expansion of QCP and Pharma Labs. The Company does not currently have any commitments with respect to any debt or equity financing and there can be no assurance the required funds will be available to the Company on terms acceptable to the Company, if at all. If the Company is unable to find additional financing, it will be forced to cease its expansion plans and curtail certain operations, including substantial reduction in staffing and overhead spending. It would also review all aspects of its operations to determine the necessary steps to reduce expenses and increase cash flow. This would have a material adverse effect on the Company's business and financial conditions.

       During the first quarter of fiscal 1998, in order to fund its operations, the Company borrowed $1,350,000 from certain shareholders and directors of the Company (refer to Item 12). The borrowings are evidenced by unsecured demand notes, which have a variable interest rate of 2% over Bank prime. Mr. Charles Drummond has signed a commitment not to call his loans to the Company through fiscal 1998.

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

                                                                                               Director
                           Principal Occupation or Employment during the past Five Years;     or Officer
      Name & Age                                Other Directorships                              Since
      ----------           -------------------------------------------------------------         -----
Charles R. Drummond      Chairman of the Board of Directors, Chief                                1991
(54)                     Executive Officer and Treasurer of the Company since 1992. Owner and operator of Drummond Ranches, a cattle ranching operation in
                         Pawhuska, Oklahoma, since 1965.  Partner in Drummond and Hull
                         Oil Company.

Ladd A. Drummond         Director.  Co-owner of Drummond Land and Cattle Company since            1994
(28)                     January 1991; operator of risk management and investment
                         businesses.

Bruce A. Goldberg        President from March 1996 to present.  Chief Operating Officer           1994
(52)                     from February 1994 through 1996.  Director of Reagent Operation at
                         Lifescan, Inc. from 1989 to 1994.


Arch G. Gothard, III     Director.  President of First Kansas, Inc. since October 1988.           1995
(52)                     Mr. Gothard is also serves as a director of First State Bank,
                         Kenco Plastics, Inc., LDI, Inc., Pay Phone Concepts, Inc. and
                         Collins Industries, Inc.

John H. Grant            Vice Chairman of the Board of Directors and Secretary.  Professor        1990
(55)                     of Business Administration, University of Pittsburgh,
                         Pennsylvania since January 1972.

Gary P. Pryor            Vice President, Finance since July 1997.  Chief Financial                1997
(48)                     Officer at Johnston Sweeper Company from June, 1995, to June
                         1997, and Vice President, Finance, at Bicore Monitoring Systems,
                         Inc. from December 1991 to June 1995.

Richard G. Wahl          Director.  Owner and President of MRD Construction Incorporated,         1993
(61)                     since 1964.  Mr. Wahl also serves as managing partner of both
                         G & W Construction of Evergreen, Colorado, and Willow Ridge
                         Conference Center of Morrison, Colorado.

    The Company's Articles of Incorporation, as amended, provide for a board of directors made up of three classes. The members of each class serve three-year staggered terms with one class to be elected at each annual meeting. As provided in the Company's Bylaws, the Board has currently set the total number of directors at five (5). The current terms of the Class A, Class B and Class C directors expire at the Company's annual meeting of shareholders in 1998, 1999 and 2000, respectively. Officers serve at the discretion of the Board of Directors and are elected at the first meeting of the Board of Directors after each annual meeting of shareholders.

    Charles R. Drummond and Ladd A. Drummond are father and son. There are no other family relationships between any of the directors and executive officers of the Company.

    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the NASDAQ and to furnish the Company with copies.

Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were complied with except for the following:

       Mr. Daniel Guinn did not file one (1) transaction for the most recent fiscal year; Mr. Gary Pryor did not file a Form 3 upon becoming an officer of the Company; Mr. Charles Drummond did not report one (1) transaction during the most recent fiscal year; Mr. John Grant did not report three (3) transactions during the most recent fiscal year; Mr. Richard Wahl did not report two (2) transactions during the most recent fiscal year; Mr. Ladd Drummond did not report two (2) transactions during the most recent fiscal year; and Mr. Arch Gothard, III, did not report three (3) transactions during the most recent fiscal year.

All the transactions described above will be reported on a Form 5 for each officer and director.


ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

-----------------------------------------------------------------------------------------------------------------------
                                        SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                                    ANNUAL                          LONG-TERM
                                                 COMPENSATION                      COMPENSATION
                                                                                      AWARDS
-----------------------------------------------------------------------------------------------------------------------
             (a)                    (b)              (c)              (d)              (g)                 (i)
-----------------------------------------------------------------------------------------------------------------------
                                                                                    SECURITIES         ALL OTHER
NAME & PRINCIPAL POSITION                                                           UNDERLYING        COMPENSATION
                                    YEAR          SALARY ($)       BONUS ($)    OPTIONS/ SARS (#)          ($)
-----------------------------------------------------------------------------------------------------------------------
Charles R. Drummond                 1997             150,000              -0-          -0-            24,000 (1)
Chairman, Chief Executive           1996             125,000           25,000          -0-               -0-
Officer and Treasurer               1995             103,750              -0-          -0-               -0-
-----------------------------------------------------------------------------------------------------------------------
Bruce A. Goldberg                   1997             104,000              -0-          -0-               -0-
President, GPI                      1996             104,000           20,000          -0-               -0-
                                    1995              96,000           13,333          -0-               -0-
-----------------------------------------------------------------------------------------------------------------------

(1)        Living Allowance.

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

EMPLOYMENT AGREEMENTS. On September 1, 1991 the Company entered into an employment agreement with Mr. Charles R. Drummond whereby Mr. Charles R. Drummond was employed by the Company beginning on September 1, 1991 for a period of three years or the termination of the employment agreement. Pursuant to the terms of the agreement, Mr. Charles R. Drummond's duties are to act as Chairman of the Board and Secretary of the Company. The agreement provides that Mr. Charles R. Drummond will be paid an annual salary subject to periodic increases from time to time at the sole discretion of the Board. The agreement provides that Mr. Charles R. Drummond's employment with the Company may be terminated for cause, as defined therein. If Mr. Charles R. Drummond's employment is terminated without cause, the Company shall pay Mr. Charles R. Drummond, in addition to amounts accrued during the respective periods prior to such termination, severance pay in an amount equal to the amount of compensation that would otherwise be payable to Mr. Charles R. Drummond under the agreement. The Board and Mr. Charles R. Drummond have agreed to extend the employment agreement on a year to year basis. Mr. Charles R. Drummond's salary for the period of September 1, 1997, through August 31, 1998, will be $150,000 plus a living allowance of $24,000.

In 1997, the Company entered into an employment agreement with John H. Grant for a period of five years or until termination of the agreement. Mr. Grant's duties include service as Vice Chairman of the Board at a minimum annual salary of $95,000. He is currently being paid a salary of $105,000 per year.

Compensation Pursuant to Plans     In October 1992, the Company adopted a
Performance Stock Option Plan (the "Plan"), approved by the shareholders, for the benefit of employees, officers and directors of the Company, including the executive officers referred to in the Summary Compensation Table. The Stock Option Committee of the Board of Directors selects the optionee and determines the terms and conditions of the stock option grants. As of August 31, 1997, options to purchase 1,000,000 shares of common stock were outstanding pursuant to the Plan. In addition, options to purchase an additional 1,000,000 shares of common stock were outstanding as of August 31, 1997, pursuant to an option agreement with Dornoch Medical Systems, Inc.

COMPENSATION OF DIRECTORS. Directors who are not employees of the Company are entitled to $1,500 for each board meeting attended in person, and $500 for each committee meeting attended in person plus reimbursement for travel and other expenses relating to attendance at each such meeting.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of outstanding shares of common stock as of December 1, 1997, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year; and (iii) all directors and executive officers of the Company as a group.

                                          Shares
       Name                           Beneficially Owned        Percent of Class
       ----                           ------------------        ----------------
Timothy E. Drummond(1)                    14,833,748                 12%
623 Kihekah
Pawhuska, Oklahoma  74056

Charles R. Drummond(1)                    29,086,376                 23%
710 14th Street
Golden, CO  80401

John H. Grant (1)                          2,314,435                  2%
710 14th Street
Golden, CO  80401

Richard G. Wahl(1)                         2,503,421                  2%
150 Buckboard, Box 1328
Edwards, CO  81632

Ladd A. Drummond(1)                       14,723,828                 12%
623 Kihekah
Pawhuska, Oklahoma  74056

(continued on next page)

(continued from previous page)

                                            Shares
          Name                        Beneficially Owned          Percent of Class
          ----                        ------------------          ----------------
Arch G. Gothard, III(1)                    3,037,429                     2%
Box 5950
Breckenridge, CO  80424

Bruce A. Goldberg(1)                       6,400,000                     5%
3000 West Warner Avenue
Santa Ana, CA  92704

Daniel B. Guinn(1)                         2,100,000                     2%
3000 West Warner Avenue
Santa Ana, CA  92704

All executive officers
and directors as a group
(nine persons)(1)                         74,989,237                    59%

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 1995, the Company issued 2,000,000 shares of its common stock to a corporation of which Mr. Charles R. Drummond is the sole shareholder in order to have the Company released from a contingent liability. This matter has been resolved and arrangements are being made to have the shares transferred back to the Company.

In January 1997, the Company issued 2,000,000 shares of its common stock to Daniel B. Guinn, President of QCP, as consideration for terminating an employment agreement originally entered into July 9, 1995. The agreement terminating the employment agreement was effective March 9, 1996, but the common stock issued as consideration was not issued until January 1997.

The Company is due $70,127 from a related entity with common shareholders and officers; $15,000 of the balance due was paid subsequent to Fiscal 1997 year end. The amount due the Company has been guaranteed by the shareholders. The related shareholders are as follows: Charles R. Drummond, Bruce A. Goldberg, and Arch G. Gothard, III, all of whom are officers or directors of the Company.

Rx Direct subleases approximately 1,500 square feet at the Santa Ana, California, facility for $7,800 per year.

LOANS FROM SHAREHOLDERS AND DIRECTORS. During the fiscal year ended August 31, 1997, and subsequent to the end of the year, the Company obtained financing through the issuance of notes payable to certain shareholders and directors of the Company. The amounts outstanding through the issuance of these notes payable were $615,000 ($575,000 payable to Charles R. Drummond; $40,000 payable to Arch G. Gothard III) and $1,965,000 ($1,425,000 payable to Charles
R. Drummond; $540,000 payable to Arch G. Gothard III) at August 31, 1997, and November 30, 1997, respectively.

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

   3.    Exhibits

Exhibit No.                    Description
-----------                    -----------

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

    *3.4         Articles of Amendment to Articles of Incorporation filed
                 June 15, 1979.

    *3.5 Articles of Amendment to Articles of Incorporation filed January 12, 1981.

    *3.6         Articles of Amendment to Articles of Incorporation filed
                 June 16,1987.

    *3.7         Articles of Amendment to Articles of Incorporation filed
                 October 9, 1992.

    #3.8 Articles of Amendment to Articles of Incorporation filed December 16, 1997.

    *3.9         Certificate of Designation of 15%/30% Cumulative
                 Convertible Preferred Stock filed December 9, 1987.

    *3.10        Corrected Certificate of Designation of 15%/30%
                 Cumulative Convertible Preferred Stock filed December
                 14, 1987.

    *3.11        Corrected Certificate of Designation of 15%/30%
                 Cumulative Convertible Preferred Stock filed February 5,
                 1988.

    +3.12 Certificate of Designation of Class A Convertible Preferred Stock filed October 12, 1990.

   **3.13        Second Amended and Restated Bylaws

    *4.2 Specimen Certificate for Common Stock, no par value per share.

   *10.1 Agreement Limiting Execution on Judgment dated November 4, 1991 and Addendum A thereto by and among the Company, GRC, New Crawford Valley, Ltd. and Gulch Holdings Company.

  **10.2 Amended and Restated Distribution Agreement between the Company and Syncor dated June 1, 1995.

  **10.3 Employment Agreement between Quality Care Pharmaceuticals, Inc. and Charles R. Drummond.

  **10.4 Employment Agreement between Quality Care Pharmaceuticals, Inc. and Daniel B. Guinn.

   #10.5 Agreement to Terminate Employment Agreement between Quality Care Pharmaceuticals, Inc. and Daniel B. Guinn.

   #10.6         Employment Agreement between the Company and John Grant.

  **10.7 First Amendment to Agreement Executing Judgment dated August 3,1995 among the Company, GHC, Inc., Charles R. Drummond, Golden Research Corporation, New Crawford Valley, LTD and Gulch Holdings Company.

  **10.8 Credit and Security Agreement dated August 7, 1995 among the Company, Quality Care Pharmaceuticals, Inc. and Norwest Credit, Inc.

  **10.9 Credit and Security Agreement dated August 7, 1995 among the Company and Norwest Bank Minnesota, National Association.

  **10.10 Promissory Note dated August 7, 1995 executed by the Company in favor of Norwest Bank Minnesota, National Association in the principal amount of $4,000,000.

  **10.11 Revolving Note dated August 7, 1995 executed by the Company in favor of Norwest Credit, Inc. in the principal amount of $400,000.

  **10.12 Revolving Note dated August 7, 1995 executed by the Company in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

  **10.13 Revolving Note dated August 7, 1995 executed by the Company and QCP in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

 ***10.14 Operating Agreement dated June 14, 1996 between the Registrant and Pharma France, Inc.


   #10.15 Promissory Note dated November 22, 1996, executed by the Company in favor of Charles R. Drummond in the principal amount of $75,000.

   #10.16 Promissory Note dated July 29, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $40,000.

   #10.17 Promissory Note dated August 4, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $300,000.

   #10.18 Promissory Note dated August 18, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $200,000.

   #10.19 Promissory Note dated September 23, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $300,000.

   #10.20        Promissory Note dated October 6, 1997, executed by the
                 Company in favor of Charles R. Drummond in the principal amount of $50,000.

   #10.21 Promissory Note dated October 8, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $250,000.

   #10.22 Promissory Note dated October 21, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $250,000.

   #10.23 Promissory Note dated November 4, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $250,000.

   #10.24 Promissory Note dated November 18, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $150,000.

   #10.25 Promissory Note dated November 19, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $100,000.

   #21           Subsidiaries of the Registrant.

   #27           Financial Data Schedule.

   (b)    Reports on Form 8-K

               None.


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

     **Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1995, as filed with the Securities and Exchange Commission.
    ***Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1996, as filed with the Securities and Exchange Commission.

    # Filed herewith.

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                                                                        Page

FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets as of August 31, 1997 and 1996               F-3

Consolidated Statements of Operations for the Years Ended
   August 31, 1997 and 1996                                              F-5

Consolidated Statement of Stockholders' Equity
    (Deficiency) for the Years Ended August 31, 1997 and 1996            F-6

Consolidated Statements of Cash Flows for the Years Ended
   August 31, 1997 and 1996                                              F-7

Notes to Consolidated Financial Statements                               F-9

                          [GRANT THORNTON LETTERHEAD]



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Pharmaceuticals, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Golden Pharmaceuticals, Inc. (a Colorado corporation) and Subsidiaries as of August 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Pharmaceuticals, Inc. and Subsidiaries as of August 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with generally accepted accounting principles.

/s/ GRANT THORNTON LLP
GRANT THORNTON LLP


Denver, Colorado
October 31, 1997 (except for note R, as
   to which the date is November 19, 1997)

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                AUGUST 31,
                                                                                   -------------------------------------
                                                                                        1997                 1996
                                                                                   ----------------    -----------------
CURRENT ASSETS                                                                                            (RESTATED)
                                                                                                       -----------------

       Cash                                                                        $        26,143     $        34,872
       Receivables
              Trade, net of allowance for doubtful accounts of $446,834 and
              $43,634 at August 31, 1997 and 1996                                        1,778,321           1,443,684
       Notes receivable                                                                    252,500             165,000
       Inventories                                                                       1,024,689           1,336,633
       Prepaid expenses and other                                                          174,768             168,582
       Deferred income taxes                                                                     -             380,000
                                                                                   ----------------    -----------------

              TOTAL CURRENT ASSETS                                                       3,256,421           3,528,771

PROPERTY, PLANT AND EQUIPMENT - AT COST                                                  3,362,288           4,339,707
       Less accumulated depreciation and amortization                                      908,804           1,782,400
                                                                                   ----------------    -----------------

              TOTAL PROPERTY, PLANT & EQUIPMENT                                          2,453,484           2,557,307

OTHER ASSETS
       Goodwill, less accumulated amortization of $422,784 and $215,055 at
       August 31, 1997 and 1996                                                          3,740,525           3,948,256
       Intangibles - net of accumulated amortization of $1,133 and $333 at
       August 31, 1997 and 1996                                                             10,867              11,667
       Non-compete agreement                                                               331,076             425,600
       Investment in joint venture                                                           1,866                   -
       Deferred income taxes                                                                     -             220,000
                                                                                   ----------------    -----------------

              TOTAL OTHER ASSETS                                                         4,084,334           4,605,523
                                                                                   ----------------    -----------------

                      TOTAL ASSETS                                                 $     9,794,239     $    10,691,601
                                                                                   ================    =================



                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - continued

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                  AUGUST 31,
                                                                                  ---------------------------------------
                                                                                        1997                 1996
                                                                                  ----------------     -----------------
CURRENT LIABILITIES                                                                                       (RESTATED)
                                                                                                       -----------------
       Notes payable                                                              $        743,168     $         532,141
       Notes payable - related parties                                                     615,000                     -
       Current maturities of long-term debt                                                262,506               785,835
       Current maturities of capitalized lease obligations                                 202,061                95,246
       Accounts payable                                                                  1,041,639               921,045
       Income taxes payable                                                                 40,000                     -
       Accrued liabilities
              Salaries, wages and other compensation                                       161,277               100,028
              Interest                                                                       3,506               144,148
              Other                                                                         63,250                38,220
                                                                                  ----------------     -----------------
              TOTAL CURRENT LIABILITIES                                                  3,132,407             2,616,663

LONG-TERM OBLIGATIONS, less current maturities                                              80,903             3,674,355

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                     528,774               299,674

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                      --                10,776

CONTINGENCIES AND COMMITMENTS                                                                   --                    --

MINORITY INTEREST                                                                          582,969               852,372

STOCKHOLDERS' EQUITY
       Common stock - no par value; 200,000,000 shares authorized; 128,416,847 and 124,063,778 issued; 125,424,118 and 120,774,778 outstanding in 1997
       and 1996, respectively                                                           24,774,154            23,867,384

          Obligation to issue common stock                                                                       200,000
                                                                                               --
       Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/
       30% cumulative convertible, 29,653 shares, issued and
       outstanding in 1997 and 1996, respectively                                          292,558               292,558

       Dividends accrued on preferred stock                                                137,122               433,393
                                                                                  ----------------     -----------------
                                                                                        25,203,834            24,793,335
       Accumulated deficit                                                             (19,640,516)          (21,461,442)
                                                                                  ----------------     -----------------
                                                                                         5,563,318             3,331,893
       Less common stock in treasury at cost, 3,289,000 shares at August 31,
       1997 and 1996, respectively.                                                         94,132                94,132
                                                                                  ----------------     -----------------
              TOTAL STOCKHOLDERS' EQUITY                                                 5,469,186             3,237,761
                                                                                  ----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      9,794,239     $      10,691,601
                                                                                  =================    ==================


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      FOR THE YEAR ENDED AUGUST 31,
                                                     ------------------------------
                                                          1997             1996
                                                     -------------    -------------
REVENUES                                                                (RESTATED)
                                                     -------------    -------------
       Net sales                                     $  11,957,841    $  10,156,647
       Cost of sales                                     8,146,734        6,538,660
                                                     -------------    -------------

              GROSS MARGIN                               3,811,107        3,617,987

       Selling, general and administrative expense       6,394,291        3,871,613
                                                     -------------    -------------

              OPERATING LOSS                            (2,583,184)        (253,626)

OTHER INCOME/ (EXPENSE)
       Interest expense                                 (1,456,439)        (807,198)
       Joint venture loss                                  (71,358)         (66,776)
       Gain on disposal of division                      6,210,434             --
       Loss on disposal of assets                           (2,048)          (3,217)
       Other income                                         96,507           68,180
                                                     -------------    -------------

              TOTAL OTHER INCOME/ (EXPENSE)              4,777,096         (809,011)
                                                     -------------    -------------

              INCOME (LOSS) BEFORE                       2,193,912       (1,062,637)
              INCOME TAX EXPENSE

INCOME TAX EXPENSE                                         642,390             --
                                                     -------------    -------------

       INCOME (LOSS) BEFORE MINORITY INTEREST            1,551,522       (1,062,637)

MINORITY INTEREST                                          269,404           70,705
                                                     -------------    -------------

                    NET INCOME (LOSS)                $   1,820,926    $    (991,932)
                                                     =============    =============


PRIMARY EARNINGS (LOSS) PER SHARE                    $         .01    $        (.01)
                                                     =============    =============

FULLY DILUTED EARNINGS (LOSS) PER SHARE              $         .01    $        (.01)
                                                     =============    =============

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
       Primary                                         122,192,311       97,131,318
                                                     =============    =============

       Fully diluted                                   122,687,952       97,131,318
                                                     =============    =============


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                  FOR THE YEARS ENDED AUGUST 31, 1997 AND 1996

                                                COMMON STOCK               PREFERRED STOCK
                                       ---------------------------   --------------------------
                                                                                                    Obligation       Dividends
                                                                            15% / 30%                to Issue       Accrued on
                                                                            CUMULATIVE                Common         Preferred
                                                                     ---------------------------      Stock           Stock
                                          Shares         Amount         Shares         Amount         Amount          Amount
                                       ------------   ------------   ------------   ------------   ------------    ------------

BALANCE - September 1, 1995              93,967,583   $ 21,288,851         29,653   $    292,558           --      $    433,393

Conversion of debt, bonus and
     services to common stock               156,195         23,534           --                            --              --
Warrants exercised                        8,000,000        600,000           --             --             --              --
Stock options exercised                  16,000,000        469,999           --             --             --              --
Common stock issued in private
     placement                            5,940,000      1,485,000           --             --             --              --
Obligation to issue common stock               --             --             --             --     $    200,000            --
Less treasury stock at cost                    --             --             --             --             --              --
Net loss                                       --             --             --             --             --              --
                                       ------------   ------------   ------------   ------------   ------------    ------------
BALANCE - August 31, 1996 (RESTATED)    124,063,778   $ 23,867,384         29,653   $    292,558   $    200,000    $    433,393

Conversion of debt, dividends
     payable and services to common
     stock                                  353,069        306,770           --             --             --          (296,271)
Common stock issued pursuant to
     joint marketing agreement (Note
     D)                                   1,000,000        300,000           --             --             --              --
Stock options exercised                   1,000,000        100,000           --             --             --              --
Common stock issued as consideration
     for terminating employment
     agreement                            2,000,000        200,000           --             --         (200,000)           --
Net income                                     --             --             --             --             --              --
BALANCE - August 31, 1997               128,416,847   $ 24,774,154         29,653   $    292,558   $       --      $    137,122
                                       ============   ============   ============   ============   ============    ============

                                       Accumulated           Treasury Stock
                                         Deficit       ---------------------------
                                          Amount          Shares         Amount
                                       ------------    ------------   ------------

BALANCE - September 1, 1995            $(20,469,510)           --             --

Conversion of debt, bonus and
     services to common stock                  --              --             --
Warrants exercised                             --              --             --
Stock options exercised                        --              --             --
Common stock issued in private
     placement                                 --              --             --
Obligation to issue common stock               --              --             --
Less treasury stock at cost                    --         3,289,000   $     94,132
Net loss                                   (991,932)           --             --
                                       ------------    ------------   ------------
BALANCE - August 31, 1996              $(21,461,442)      3,289,000   $     94,132
       (RESTATED)
Conversion of debt, dividends
     payable and services to common
     stock                                     --              --             --
Common stock issued pursuant to
     joint marketing agreement
     (Note D)                                  --              --             --
Stock options exercised                        --              --             --
Common stock issued as
     consideration for terminating
     employment agreement                      --              --             --
Net income                                1,820,926            --             --
                                       ------------    ------------   ------------
BALANCE - August 31, 1997              $(19,640,516)      3,289,000   $     94,132
                                       ============    ============   ============

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEARS ENDED AUGUST 31,
                                                                                   -------------------------------
                                                                                       1997               1996
                                                                                   ------------       ------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                                                (RESTATED)
                                                                                                      ------------
       Net income (loss)                                                           $  1,820,926       $   (991,932)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                             777,955            507,645
              Loss on sale of equipment                                                   2,048              3,216
              Gain on sale of division                                               (6,210,434)              --
              Non-cash settlement of employment agreement                                  --              200,000
              Non-cash settlement of land judgement                                     150,000               --
              Stock issued for services and fees                                         10,500             23,534
              Minority interest                                                        (269,404)           (70,705)
              Joint venture loss                                                         71,358             66,776
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              Increase in accounts receivable                                          (334,637)          (188,209)
              (Increase) decrease in inventories                                        311,944           (661,678)
              Increase in prepaid expenses and other                                     (6,186)           (36,969)
              Decrease in deferred taxes                                                600,000               --
              Increase (decrease) in accounts payable                                   120,593           (277,644)
              Increase in income taxes payable                                           40,000               --
              Increase (decrease) in accrued expenses                                   (54,363)            93,162
                                                                                   ------------       ------------
                  TOTAL ADJUSTMENTS                                                  (4,790,626)          (340,872)
                                                                                   ------------       ------------

                  NET CASH USED IN OPERATING ACTIVITIES                              (2,969,700)        (1,332,804)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                      (235,344)          (614,942)
       Proceeds from sale of equipment                                                    1,153              6,146
       Proceeds from sale of division                                                 6,550,000               --
       Increase investment in joint venture                                             (84,000)           (56,000)
       Addition to goodwill                                                                --             (169,006)
       Increase in notes receivable                                                     (87,500)              --
                                                                                   ------------       ------------
              NET CASH PROVIDED BY (USED BY)
               INVESTING ACTIVITIES                                                   6,144,309           (833,802)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                                 615,000               --
       Issuance of common stock                                                         400,000          2,554,999
       Purchase of treasury stock                                                          --              (94,132)
       Borrowings under note payable                                                       --               42,500
       Payment on non-compete agreement                                                    --             (175,000)
       Payments on capitalized lease and other long-term obligations                 (4,409,365)          (365,133)
       Borrowings on line of credit                                                  11,449,596         16,096,917
       Payments on line of credit                                                   (11,238,569)       (15,908,230)
                                                                                   ------------       ------------
              NET CASH PROVIDED BY (USED BY)
              FINANCING ACTIVITIES                                                   (3,183,338)         2,151,921
                                                                                   ------------       ------------

NET DECREASE IN CASH                                                                     (8,729)           (14,685)
CASH, BEGINNING OF YEAR                                                                  34,872             49,557
                                                                                   ------------       ------------

CASH, END OF YEAR                                                                  $     26,143       $     34,872
                                                                                   ============       ============


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




Supplemental schedule of non-cash investing and financing activities:

                                                               FOR THE YEARS ENDED AUGUST 31,
                                                               ------------------------------
                                                                  1997                1996
                                                               ----------          ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:                                  (RESTATED)
                                                                                   ----------
Cash paid during the period for interest                       $1,597,081          $  697,678
                                                               ==========          ==========

Purchase of equipment under a capital lease                    $  478,500          $  249,508

Increase in goodwill                                                  -0-              24,031

Issue of common stock upon settlement of employment contract      200,000                 -0-

Issue of note payable in settlement of land judgement             150,000                 -0-

Conversion of dividends payable to common stock                   296,271                 -0-

Details of joint venture with Pharma Labs, LLC

       Fair value of assets contributed, other than cash              -0-             100,000

       Future obligation incurred for acquisition                     -0-             900,000



                 See Notes to Consolidated Financial Statements

A.     HISTORY AND BUSINESS ACTIVITY

       GOLDEN PHARMACEUTICALS, INC. (GPI) is the name of the parent company. In April, 1997, GPI sold its radiopharmaceutical and radiochemical drug business (See Note E). GPI is currently involved in marketing and product development activities in support of its subsidiaries, as well as new business development.

       GOLDEN MEDICAL MARKETS CORPORATION is a wholly-owned subsidiary of GPI engaged in the marketing and selling of products and services to various segments of the healthcare industry.

       QUALITY CARE PHARMACEUTICALS, INC. (QCP), a wholly-owned subsidiary of GPI, QCP purchases bulk quantities of pharmaceutical products from manufacturers for repackaging into a single user prescription form. QCP's clients consist of private physicians, hospitals, group practices, managed care programs, pharmacies and other legally constituted medical facilities throughout the United States.

       PHARMA LABS, LLC. (Pharma Labs), a 52% owned subsidiary of GPI, is engaged in the manufacturing, packaging, and distribution of nutritional supplement products, such as vitamins, minerals and herbal products. Pharma Labs distributes its products primarily to Vietnam. In addition, Pharma Labs sells product to retail customers and performs contract manufacturing and packaging for certain U.S. customers.

       RX DIRECT, LLC (RxDirect), a 50% owned subsidiary of QCP was formed in a joint venture with the VNA Home Health Systems (VNA). Rx Direct is engaged in the dispensing of medications via mail order and direct delivery. Both QCP and VNA market RxDirect's mail order/ direct delivery pharmacy to their respective customer base.

B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation - The consolidated financial statements include the accounts of GPI, its wholly-owned subsidiary QCP, and its 52% owned subsidiary Pharma Labs, collectively referred to as the Company. All material intercompany balances and transactions have been eliminated in consolidation.

       Investment in Consolidated Subsidiary - On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs. The Company owns 52% of Pharma Labs, and accordingly, the accounts of Pharma Labs are consolidated for financial statement purposes. The Company contributed $1,000,000 in working capital, leasehold improvements, and operational support to Pharma Labs, while Pharma France, Inc. contributed $923,076 in machinery and equipment and leasehold improvements.

       Investment in Joint Venture - Rx Direct, a 50% owned subsidiary of QCP, is recorded under the equity method on QCP's financial statements.

       Inventories - Inventories are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method.

       Depreciation and Amortization - Depreciation and amortization are computed on a straight-line basis for book and tax purposes over the estimated useful lives of the respective assets which range from three to fifteen years.

       Amortization of Capitalized Software Costs - The Company capitalizes and amortizes certain software costs upon project completion on a straight-line basis over a five year period.

       Goodwill - The Company tests for impairment of goodwill in accordance with the methodology prescribed by the Financial Accounting Standards Board (FASB) in Statement of Financial Accounting Standards (SFAS) 121. Under this method, the goodwill attributable to the acquisition of QCP is grouped with QCP's property, plant and equipment carrying value for comparison to QCP's undiscounted, forecasted cash flow. If the sum of the expected discounted cash flow is less than the carrying value of the above assets, an impairment loss would be recognized.

       Earnings Per Common Share - Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. The Company's 15%/30% cumulative preferred stock (Preferred Stock) and accrued dividends on the Preferred Stock were convertible into 296,530 and 137,122 shares, respectively, of the Company's common stock - no par value (Common Stock). Also, during fiscal 1997, there were a total of 2,000,000 shares outstanding under the Company's Performance Stock Option Plan (Plan). Any dilutive effect of the outstanding options and conversion rights to purchase the 2,433,652 shares as of August 31, 1997, are reflected in the financial statements.

       The FASB issued SFAS 128, Earnings per Share, which will be effective for periods ending after December 15, 1997. Early application is not permitted. Had SFAS 128 been adopted the following table illustrates the basic and diluted earnings per share (EPS) for Fiscal Year 1997:

                                         For the Year Ended August 31, 1997
                                        ------------------------------------
                                          Income        Shares     Per Share
                                        (Numerator)  (Denominator)   Amount
                                        -----------  ------------- ---------

Net income                              $ 1,820,926
                                        ===========
BASIC EPS
Net income available to common
stockholders                              1,820,926   122,192,311      0.01

EFFECTIVE OF DILUTIVE SECURITIES
Options                                          --       495,641        --

DILUTED EPS
Income available to stockholders plus
assumed conversions                     $ 1,820,926   122,687,952      0.01
                                        ===========   ===========   =======

       Options to purchase 350,000 shares of Common Stock at $0.32 per share and 1,000,000 shares of Common Stock at $0.30 per share were outstanding during the year. These options were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the Common Stock. These options, which expire June 2001, and July 2001, respectively, were still outstanding at August 31, 1997.

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

C.      INVESTMENT IN JOINT VENTURE

       On February 12, 1996, QCP entered into a joint venture agreement with the VNA to form Rx Direct, a mail order/ direct delivery pharmacy. QCP owns 50% of Rx Direct and, accordingly, Rx Direct is recorded under the equity method on QCP's financial statements. QCP provides management and operational support for Rx Direct, and the VNA has agreed to contribute $300,000 to fund the start up of operations. As of August 31, 1997, QCP has contributed $140,000 in services and operational support and the VNA has contributed $250,000 in working capital.

       The following shows condensed financial information for Rx Direct:

                                                               AT AUGUST 31,
                                                          ----------------------
                                                            1997         1996
                                                          ---------    ---------
          Total Assets                                    $ 144,941    $ 143,010
                                                          =========    =========

          Total Liabilities                                  31,209       94,562
          Total Equity                                      113,732       48,448
                                                          ---------    ---------

          Total Liabilities & Equity                      $ 144,941    $ 143,010
                                                          =========    =========

                                                      FOR THE YEAR ENDED AUGUST 31,
                                                      -----------------------------
                                                            1997         1996
                                                          ---------    ---------
          Net Sales                                       $ 414,604    $  10,684
          Total Expenses                                    557,320      144,236
                                                          =========    =========
          Net Loss                                        $(142,716)   $(133,552)
                                                          =========    =========

D.      JOINT MARKETING AGREEMENT

        On July 15, 1997, the Company and Dornoch Medical Systems, Inc. (Dornoch) entered into a Joint Marketing Agreement, whereby the Company will market Dornoch's Redaway products. The Company will receive royalties on sales of the products. In connection with the Joint Marketing Agreement, the Company was granted an option to purchase 220 shares of common stock of Dornoch (Dornoch Stock Option Agreement) at a purchase price of $2,000 per share which option will vest and be exercisable upon the sale of 80 Redaway products through the Company's marketing efforts. In addition, and in connection with the transaction, Dornoch purchased 1,000,000 shares of the Company's common stock for $.30 per share and has an option to purchase 1,000,000 shares at $.30 which vest pursuant to the Dornoch Stock Option Agreement.

E.     SALE OF BUSINESS

       On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing radiopharmaceutical and radiochemical drugs for a total sale price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997, by and between the Company and Syncor Pharmaceuticals, Inc.

       Included in the sale was the New Drug Application (NDA) for the radiopharmaceuticals, the building that contains the manufacturing facility for this business, and all of the related equipment.

       The proceeds from the sale were used to pay off the Company's term loans in the principal amounts of $3,750,000 and $266,660, respectively, and to pay down $1,485,000 of its revolving line of credit.

F.     INVENTORIES

       Inventories consist of the following items which are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method:

                                  AT AUGUST 31,
                             -----------------------
                                1997         1996
                             ----------   ----------
          Raw materials      $  489,419   $  801,359
          Work-in-progress       82,817       52,368
          Finished goods        452,453      482,906
                             ----------   ----------
                             $1,024,689   $1,336,633
                             ==========   ==========

G.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are carried at cost and are classified as follows:

                                                                  AT AUGUST 31,
                                                           --------------------------
                                                               1997           1996
                                                           -----------    -----------
          Building and improvements                        $   486,294    $ 1,057,600
          Machinery and equipment                            2,051,264      2,383,491
          Computers                                            502,620        244,431
          Furniture and fixtures                               248,110        506,185
          Land                                                  74,000        148,000
                                                           -----------    -----------
                                                             3,362,288      4,339,707

          Less accumulated depreciation and amortization      (908,804)    (1,782,400)
                                                           -----------    -----------

                                                           $ 2,453,484    $ 2,557,307
                                                           ===========    ===========


H.     NOTES RECEIVABLE

       The Company holds two note receivable agreements totaling $165,000 as of August 31, 1997, in conjunction with the release of a contingency (see Note M). The $85,000 note accrues interest at the Bank prime plus 1% (totaling 9.5% at August 31, 1997) and the $80,000 is without interest. The notes are without collateral.

       The Company has entered into a note receivable agreement in the amount of $150,000 in conjunction with the sale of assets to Syncor Pharmaceuticals, Inc. (see Note E). The note is repayable in monthly installments of $12,500 plus interest at 8.5%. The amount outstanding under this note as of August 31, 1997, was $87,500. The note is without collateral.

I.     LEASE COMMITMENTS

       Capitalized Leases - The Company leases equipment for use in the production process and administration of its business. Computer equipment is also leased for customer use in prescription drug dispensing. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

       The leases, which are non-cancelable, expire at various dates through the year 2002. The recorded cost of assets under capital leases is $993,344 and $500,405 at August 31, 1997, and 1996, respectively. Accumulated amortization associated with the recorded assets was $201,235 and $59,514 at August 31,1997 and 1996, respectively.

       Future minimum annual lease payments under capitalized leases are as follows:

                   Year ending August 31,
                   1998                                     $       280,774
                   1999                                             254,483
                   2000                                             217,211
                   2001                                             128,525
                   2002                                              30,680
                                                            ---------------
                                                                    911,673
                   Less amount representing interest                180,838
                                                            ---------------
                   Discounted lease obligations                     730,835
                   Less current portion                             202,061
                                                            ---------------
                   Long-term portion                        $       528,774
                                                            ===============

       Operating Leases - The Company leases office facilities, vehicles and equipment under operating leases which expire at various dates through 2004. Under the terms of the leases, the Company will pay monthly rental ranging from $22,468 in 1997 and $11,301 in 2004. Future minimum annual rental payments under operating leases are as follows:

                   Year ending August 31,
                   1998                          $       278,590
                   1999                                  282,782
                   2000                                  201,417
                   2001                                  136,679
                   2002                                  135,614
                   Thereafter                            203,418
                                                 ===============
                                                 $     1,238,500
                                                 ===============

       Rent expense totaled approximately $298,050 and $162,000 at August 31, 1997 and 1996, respectively.

J.     NOTES PAYABLE AND LONG-TERM DEBT

       Notes payable and long-term debt consist of the following:

                                                                                     AT AUGUST 31,
                                                                               --------------------------
                                                                                  1997            1996
                                                                               -----------    -----------

     Note payable, term loan, payable in sixteen quarterly installments of
          $125,000, including interest at the Bank prime plus 3%
          Collateralized by a second perfected security interest in all personal property of the Company, all issued and outstanding shares of common stock of QCP and a second deed of trust on real
          property                                                             $      --      $ 3,875,000

     Note payable, term loan, payable in monthly installments of $6,667, including interest at the Bank prime plus 3% through August, 2000
          Collateralized by equipment, general
          intangibles, inventory and accounts receivable                              --          319,996

     Note payable, term loan, payable in monthly installments of $1,180, including interest at the Bank prime plus 3% (totaling 11.5% at
          August 31, 1997) through January 1, 1999. Collateralized by equipment, general intangibles,
          inventory and accounts receivable                                         20,069         34,238

     Note payable, $2,500,000 revolving line of credit with interest payable at Bank prime plus 2% (totaling 10.5% at August 31, 1997) through
          August 1, 2000. Collateralized by equipment, general intangibles,
          inventory and accounts receivable                                        743,168        532,141

     Non-interest bearing notes payable, to officers of QCP payable in semi-annual installments of $33,334 through July 15, 1998,
          uncollateralized                                                          73,340        105,956

     Three notes payable to an officer of GPI payable on demand, including interest at Bank prime plus 2% (totaling 10.5% at
          August 31, 1997), uncollateralized                                       575,000           --

     Note payable to a director of GPI, payable on demand, including interest at Bank prime plus 2% (totaling 10.5% at August 31,
          1997), uncollateralized                                                   40,000           --

     Non-interest bearing note payable in semi-annual installments of
          $25,000, commencing April 30, 1997, uncollateralized                     125,000           --

     Non-interest bearing note payable to officers of Pharma Labs, currently due but payment is being withheld pending settlement of other
          amounts due to the Company                                               125,000        125,000
                                                                               -----------    -----------
                                                                                 1,701,577      4,992,331
     Less:  Note payable, revolving line of credit                                (743,168)      (532,141)
             Current maturities                                                   (877,506)      (785,835)
                                                                               -----------    -----------
                                                                               $    80,903    $ 3,674,355
                                                                               ===========    ===========

       In connection with the note payable, term loan, and note payable, revolving line of credit, the Company is required to maintain compliance with certain covenants. At August 31, 1997, the Company was not in compliance with certain covenants. The Company is currently renegotiating the terms of the loan agreement with the Bank which includes renegotiation of the covenants.

       Aggregate annual principal payments applicable to notes payable and long-term debt for years ending after 1997 are as follows:

                   Year ending August 31, 1997
                   1998                               $     1,620,674
                   1999                                        55,903
                   2000                                        25,000
                   2001                                             -
                   2002                                             -
                   Thereafter                                       -
                                                      ===============
                                                      $     1,701,577
                                                      ===============


K.     STOCKHOLDERS' EQUITY

       The Preferred Stock - In 1987 the Company initiated a private offering of equity securities comprised of units of one share of Preferred Stock and two shares of Common Stock valued at $10 per unit. The offering became effective in October, 1988. The maximum number issuable is 700,000 shares of Preferred Stock.

       The annual and quarterly dividend rates of the Preferred Stock, expressed as a percentage of original issue price, are as follows:

                                                                                Annual Rate      Quarterly Rate
                                                                                -----------      --------------
                     Period                                                         (%)               (%)
                     ------                                                         ---               ---
               12 calendar months ended October, 1989                                0                0.00
               12 calendar months ended October, 1990                               15                3.75
               12 calendar months ended October, 1991                               15                3.75
               12 calendar months ended October, 1992                               30                7.50
               12 calendar months ended October, 1993                               30                7.50
               All periods thereafter                                               30                7.50

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

       The holders of the Preferred Stock may convert any accumulated and unpaid dividends into one share of Common Stock for each dollar accumulated. Additionally, each share of the Preferred Stock may be converted into 10 shares of Common Stock. The Company is required to reserve Common Stock sufficient to allow conversion of all Preferred Stock and accrued dividends.

       The Preferred Stock shareholders, in the event of liquidation of the Company, will receive an amount equal to the issue price plus accumulated and unpaid dividends before any holder of Common Stock or any other stock ranking junior to the Preferred Stock can be paid.

       As of August 31, 1997 and 1996, 54,589 of the 84,242 shares of Preferred Stock outstanding were converted into Common Stock. As of August 31, 1997, $296,271 of the $433,393 in accrued dividends on the Preferred Stock were converted into Common Stock. Based on the number of outstanding shares of Preferred Stock, the above mentioned conversions and the dividend rate schedule above, the estimated accrued cumulative dividend is $137,122 and $433,393 at August 31, 1997 and 1996,
       respectively. At August 31,1997, the holders of Preferred Stock can convert their shares into 433,652 shares of Common Stock including accrued dividends.

       In the event the Company completes a public offering of its Common Stock where the offering price is at least $1.00 per share, the Preferred Stock and accumulated dividends will automatically convert to Common Stock in the ratios discussed above.

       Commencing in 1991, the Company has the right but not the obligation to convert all of the outstanding Preferred Stock into Common Stock at the conversion price exhibited below plus any accumulated unpaid dividends.

               Stated Redemption Date                              Percentage
               ----------------------                              ----------
               January 1, 1994 - December 31, 1994                     108%
               January 1, 1995 - December 31, 1995                     106%
               January 1, 1996 - December 31, 1996                     104%
               All periods commencing January 1, 1997                  102%

       Class A Convertible Preferred Stock - In October 1990, the Company created a second series of preferred stock, Class A Convertible Preferred Stock (Convertible Preferred Stock). Issue price was $10 per share and the maximum issuable shares under the series was 200,000 shares. There are currently no shares of Convertible Preferred Stock outstanding.

       Stock Option Plan - On October 30, 1992, the Company's Stockholders approved the Plan which provides 50,000,000 shares of Common Stock available for the granting of options. The Plan permits the granting of stock options to certain directors, officers and employees of the Company or any subsidiary thereof. Authority to grant options under the Plan will terminate on October 7, 2002

       A summary of stock option transactions follows:

                                      1997                          1996
                             -----------------------       ----------------------
                                           Weighted                      Weighted
                                            average                      average
                                           exercise                      exercise
                              Shares         price           Shares       price
                             ----------   ----------       -----------   --------
     Options outstanding
          September 1        2,350,000    $     0.13        16,950,000   $   0.05
          Granted            1,000,000          0.30         9,900,000       0.09
          Canceled            (350,000)                       (500,000)      0.02
          Exercised         (1,000,000)         0.10       (24,000,000)      0.06
                             ----------   ----------       -----------   --------
     Options outstanding
          August 31          2,000,000    $     0.23         2,350,000   $   0.13
                            ==========    ==========       ===========   ========


       Weighted average fair value of options granted during the year ended August 31, 1997, and August 31, 1996, is $0.07 and $0.08 per share, respectively.

       The following information applies to options outstanding at August 31, 1997:

                                   Options Outstanding                   Options Exercisable
                        -----------------------------------------   ------------------------------
                                     Weighted
                                      average
                                     remaining      Weighted                         Weighted
      Range of Exercise    Number    contractual     average          Number          average
      prices            Outstanding  life (years)  exercise price   Exercisable    exercise price
      ----------------- -----------  -----------   --------------   -----------    ----------------

      $0.03 - 0.05        100,000        3.00      $  0.030           100,000      $         0.030
       0.06 - 0.09        350,000        2.00         0.075           350,000                0.075
       0.10 - 0.15        200,000        0.50         0.100                -0-                  --
       0.25 - 0.38      1,350,000        3.83         0.305           300,000                0.320
                        ---------                                     -------
                        2,000,000                                     750,000
                        =========                                     =======

       SFAS 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Common Stock at the date of grant over the amount the employee must pay to acquire the stock.

       Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net earnings and earnings per share would have been:

                                            1997            1996
                                       -------------    -------------
                                                         (RESTATED)
                                                        -------------
          Net income
                  As reported          $   1,820,926    $   (991,932)
                  Pro forma                1,770,926      (1,644,932)

          Primary earnings per share
                  As reported          $        0.01    $      (0.01)
                  Pro forma                     0.01           (0.02)

       These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before the fiscal year ended August 31, 1996. In addition, potential deferred tax benefits of approximately $20,000 in 1997 and $261,200 in 1996 have not been reflected in the pro forma amounts due to the uncertainty of realizing any benefit. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996:

          Expected life (years)          6.87
          Risk free interest rate        6.11%
          Volatility                   326.34%

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

       In addition to the above, at August 31, 1997, the Preferred Stock and accrued dividends could be converted into a total of 433,652 shares of Common Stock.

L.     INCOME TAXES

       The following is a summary of the provision for income taxes:

                                                                  YEAR ENDED AUGUST 31,
                                                               --------------------------
                                                                  1997           1996
                                                               -----------    -----------
       Current provision                                                       (RESTATED)
                                                                              -----------
               Federal                                         $    40,000    $      --
               State                                                 2,390           --
                                                               -----------    -----------
                                                               $    42,390
                                                               ===========    ===========

       Deferred provision                                              --
               Federal                                         $   523,000           --
               State                                                77,000           --
                                                               -----------    -----------
                                                               $   600,000           --
                                                               ===========    ===========

       Total provision
               Federal                                         $   563,000           --
               State                                                79,390           --
                                                               -----------    -----------
                                                               $   642,390           --
                                                               ===========    ===========

     The provision for income taxes differs from the amount determined by applying the statutory rate to net income, due to the following reasons for the years ended August 31:

     Income taxes (benefit) at statutory rate                  $   882,000    $  (387,000)
     (Benefit) expense due to change in asset valuation
     allowance                                                    (298,000)       376,000
     Other                                                          58,390         11,000
                                                               -----------    -----------

     Income tax provision                                      $   642,390    $      --
                                                               ===========    ===========

     Sources of change in deferred taxes and the deferred tax effect of each were as follows for the year ended
     August 31:

      Change in asset valuation allowance                      $   298,000    $  (376,000)
      Accrued liabilities                                          140,000         (3,000)
      Depreciation and amortization                                 80,000         77,000
      Carry forward (use) of net operating losses for
        income tax reporting                                    (1,118,000)       302,000
                                                               -----------    -----------

     Income tax provision                                      $  (600,000)   $      --
                                                               ===========    ===========

     Components of deferred tax assets at August 31, were as follows:

       Net operating loss carry forward                        $ 5,020,000    $ 7,114,000
       Accrued liabilities                                         163,000         23,000
       Depreciation and amortization                               164,000         84,000
                                                               -----------    -----------
                                                                 5,347,000      7,221,000
       Valuation allowance                                      (5,347,000)    (6,621,000)
                                                               -----------    -----------

               NET ASSET                                       $      --      $   600,000
                                                               ===========    ===========

       The Company has net operating loss carry forwards for tax purposes as follows:

                                   Federal
       Year                    Net Operating                          Year
       Generated                    Loss                             Expires
       ---------              -------------                          -------
       1983                   $   3,009,000                            1998
       1984                       2,941,000                            1999
       1985                         992,000                            2000
       1986                         909,000                            2001
       1987                       1,074,000                            2002
       1990                       2,086,000                            2005
       1991                       1,091,000                            2006
       1996                         770,000                            2011
                               ------------
                               $ 12,872,000
                               ============

M.     CONTINGENCIES AND COMMITMENTS

       Due to the nature of its products, the Company is subject to regulation by a number of federal and state agencies, including the Federal Food and Drug Administration, the Drug Enforcement Agency and the State of California. The Company must comply with regulatory requirements. Should it violate such requirements, its ability to operate could be suspended or terminated. Management believes it has the control system and policies in place so that it will fully comply with regulatory requirements.

       On November 4, 1991, the Company entered into a settlement agreement which transferred certain undeveloped land in satisfaction of a judgment against the Company. As provided in the settlement agreement, the Company would remain contingently liable to the extent proceeds from the sale of the land were less than $2,715,000.

       In August, 1995, the Company amended the settlement agreement whereby another corporation, 100% owned by a director, officer and stockholder, has assumed the obligations of the Company under the settlement agreement. In exchange, the Board of Directors approved the issuance of 2,000,000 shares of the Company's Common Stock to this corporation. The judgement has been completely satisfied, and arrangements are being made to have these shares transferred back to the Company.

N.     RELATED PARTY TRANSACTIONS

       The Company is due $70,127 from a related entity with common shareholders and officers. The amount due the Company has been guaranteed by the shareholders of the related entity.

       During 1997, $575,000 in loans were obtained from a shareholder, officer, and director, and a $40,000 loan was obtained from a shareholder and director. These loans are payable on demand and bear interest at Bank prime rate plus 2%. Loan proceeds were used for working capital

       During 1997, the Company issued 2,000,000 shares to an officer of QCP as consideration for terminating an employment agreement entered into in July, 1995.

       On July 15, 1997, the Company entered into a Joint Marketing Agreement with Dornoch. This agreement is described further in Note D, "Joint Marketing Agreement."

O.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Estimated fair value of financial instruments held for purposes other than trading are as follows:

                                                                 AT AUGUST 31, 1997
                                                     ------------------------------------------
                                                      CARRYING VALUE            FAIR VALUE
                                                     -----------------     --------------------
                 Cash and cash equivalents           $         26,143      $         26,143
                 Notes receivable                             252,500               252,500
                 Notes payable - related parties              615,000               615,000
                 Notes payable                                743,168               743,168
                 Long term debt                               343,409               343,409
                 Capital leases                               730,835               730,835

                                                                 AT AUGUST 31, 1996
                                                     ------------------------------------------
                                                      CARRYING VALUE            FAIR VALUE
                                                     -----------------     --------------------
                 Cash and cash equivalents           $         34,872      $         34,872
                 Notes receivable                             165,000               165,000
                 Notes payable                                532,141               532,141
                 Long term debt                             4,460,190             4,460,190
                 Capital leases                               394,920               394,920

       The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

       Cash and cash equivalents - The carrying value approximates fair value due to the short maturity of those instruments.

       Notes receivable - The carrying value approximates fair value as the interest rate at August 31, 1997, is considered to approximate the market rate.

       Notes payable, long term debt and capital leases - The carrying value approximates fair value as the interest rate at August 31, 1997, is considered to approximate the market rate.

P.     FOURTH QUARTER ADJUSTMENTS

       Operating results for the fourth quarter of fiscal 1997 include the following adjustments: A $482,909 reduction to other income and notes receivable to eliminate revenue due under the terms of the June 14, 1996, Guarantee Agreement with Pharma Labs' joint venture partners. Collectability of this amount is not reasonably assured.

       Accruals were made to reflect the impact of the September, 1997, Pondimin and Redux diet drug product recall. Net sales and receivables were decreased $238,050 for estimated returns applicable to fiscal 1997 sales, and cost of sales was decreased and receivables increased by $196,900 for the estimated cost of the returned product and estimated refund due from the product manufacturer.

       An additional $221,913 provision for doubtful accounts was made in the quarter primarily due to adverse conditions in the diet clinic industry. The diet drug recall and adverse publicity in the public media have adversely impacted many of the Company's diet clinic customers.

Q.     PRIOR PERIOD ADJUSTMENT

       In January, 1997, the Company issued 2,000,000 shares of Common Stock to an employee as compensation for termination of his employment agreement. This agreement was executed in March 1996, and accordingly, it was determined that the compensation related to these shares should have been recorded in the fiscal year ended August 31, 1996. The financial statements for the year ended August 31, 1996, have been restated. The effect of the restatement was to increase the loss for the year ended August 31, 1996, by $200,000 ($.00 per share).

R.     SUBSEQUENT EVENTS

       During the first quarter of fiscal 1998, the Company obtained $1,350,000 through the issuance of notes payable to certain shareholders and directors of the Company. The notes are unsecured, due and payable upon demand and have a variable interest rate of 2% over Bank prime (prime was 8.5% at August 31, 1997).


S.     DISCLOSURE OF SIGNIFICANT RISK AND UNCERTAINTY

       The Company conducted a test for asset impairment in accordance with Financial Accounting Standard 121 and determined that no impairment loss occurred. Both QCP and Pharma Labs have a current period operating loss and cash flow loss, and are expected to have continuing losses in the near term. Accordingly, it is reasonably possible that the results of the impairment test may change in the near future and an impairment loss may result.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GOLDEN PHARMACEUTICALS, INC.

Dated:  December 1, 1997               By   /s/ Charles R. Drummond
                                          ---------------------------------
                                            Charles R. Drummond, President,
                                            Chief Executive Officer and
                                            Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                           Date
-------------------------------------------------------------------------------------

 /s/ Charles R. Drummond          Chairman of the Board,          December 1, 1997
-----------------------------     Chief Executive Officer
Charles R. Drummond               and Treasurer



 /s/ Ladd A. Drummond             Director                        December 1, 1997
-----------------------------
Ladd A. Drummond


/s/ Arch G. Gothard, III          Director                        December 1, 1997
-----------------------------
Arch G. Gothard, III


 /s/ John H. Grant                Vice Chairman of the Board      December 1, 1997
-----------------------------     and Corporate Secretary
John H. Grant


 /s/ Gary P. Pryor                Vice President of Finance       December 1, 1997
-----------------------------
Gary P. Pryor


 /s/ Richard G. Wahl              Director                        December 1, 1997
-----------------------------
Richard G. Wahl

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

       *3.4    Articles of Amendment to Articles of Incorporation filed June
               15, 1979.

       *3.5    Articles of Amendment to Articles of Incorporation filed
               January 12, 1981.

       *3.6    Articles of Amendment to Articles of Incorporation filed June
               16,1987.

       *3.7    Articles of Amendment to Articles of Incorporation filed
               October 9, 1992.

       #3.8    Articles of Amendment to Articles of Incorporation filed
               December xx, 199x

       *3.9    Certificate of Designation of 15%/30% Cumulative Convertible
               Preferred Stock filed December 9, 1987.

      *3.10    Corrected Certificate of Designation of 15%/30% Cumulative
               Convertible Preferred Stock filed December 14, 1987.

      *3.11    Corrected Certificate of Designation of 15%/30% Cumulative
               Convertible Preferred Stock filed February 5, 1988.

      +3.12 Certificate of Designation of Class A Convertible Preferred Stock filed October 12, 1990.

     **3.13    Second Amended and Restated Bylaws

       *4.2    Specimen Certificate for Common Stock, no par value per share.

      *10.1 Agreement Limiting Execution on Judgment dated November 4, 1991 and Addendum A thereto by and among the Company, GRC, New
               Crawford Valley, Ltd. and Gulch Holdings Company.

     **10.2 Amended and Restated Distribution Agreement between the Company and Syncor dated June 1, 1995.

     **10.3    Employment Agreement between Quality Care Pharmaceuticals, Inc.
               and Charles R. Drummond.

     **10.4    Employment Agreement between Quality Care Pharmaceuticals, Inc.
               and Daniel B. Guinn.


      #10.5    Agreement to Terminate Employment Agreement between Quality Care
               Pharmaceuticals, Inc. and Daniel B. Guinn.

      #10.6    Employment Agreement between the Company and John Grant.

     **10.7    First Amendment to Agreement Executing Judgment dated August 3,
               1995 among the Company, GHC, Inc., Charles R. Drummond, Golden
               Research Corporation, New Crawford Valley, LTD and Gulch Holdings
               Company.

     **10.8    Credit and Security Agreement dated August 7, 1995 among the
               Company, Quality Care Pharmaceuticals, Inc. and Norwest Credit,
               Inc.

     **10.9    Credit and Security Agreement dated August 7, 1995 among the
               Company and Norwest Bank Minnesota, National Association.

    **10.10 Promissory Note dated August 7, 1995 executed by the Company in favor of Norwest Bank Minnesota, National Association in the principal amount of $4,000,000.

    **10.11 Revolving Note dated August 7, 1995 executed by the Company in favor of Norwest Credit, Inc. in the principal amount of $400,000.

    **10.12 Revolving Note dated August 7, 1995 executed by the Company in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

    **10.13    Revolving Note dated August 7, 1995 executed by the Company and
               QCP in favor of Norwest Credit, Inc. in the principal amount of $2,500,000.

   ***10.14 Operating Agreement dated June 14, 1996 between the Registrant and Pharma France, Inc.

     #10.15 Promissory Note dated November 22, 1996, executed by the Company in favor of Charles R. Drummond in the principal amount of $75,000.

     #10.16 Promissory Note dated July 29, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $40,000.

     #10.17 Promissory Note dated August 4, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $300,000.

     #10.18 Promissory Note dated August 18, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $200,000.

     #10.19 Promissory Note dated September 23, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $300,000.

     #10.20 Promissory Note dated October 6, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $50,000.

     #10.21 Promissory Note dated October 8, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $250,000.

     #10.22 Promissory Note dated October 21, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $250,000.

     #10.23 Promissory Note dated November 4, 1997, executed by the Company in favor of Charles R. Drummond in the principal amount of $250,000.

     #10.24 Promissory Note dated November 18, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $150,000.

     #10.25 Promissory Note dated November 19, 1997, executed by the Company in favor of Arch G. Gothard, III in the principal amount of $100,000.

        #21    Subsidiaries of the Registrant.

        #27    Financial Data Schedule.

----------
+ Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1991, as filed with the Securities and Exchange Commission.

++ Incorporated by reference to registrant's Current Report on Form 8-K, and exhibits thereto, dated June 25, 1992, as filed with the Securities and Exchange Commission.

+++ Incorporated by reference to registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1995 as filed with the Securities and Exchange Commission.

* Incorporated by reference to registrant's Registration Statement on Form S-1 and all amendments thereto, Registration number 33-32887.

** Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1995, as filed with the Securities and Exchange Commission.

*** Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1996, as filed with the Securities and Exchange Commission.

#    Filed herewith.