Form 10QSB
period 1997-11-30
GOLDEN PHARMACEUTICALS INC
filed 1998-01-20
CIK 312651

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                FOR THE TRANSITION PERIOD FROM _______ TO _______


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
YES  X   No
    ---     ---


The number of shares of common stock outstanding as of DECEMBER 31, 1997, was 125,127,847


Transitional Small Business Disclosure Format:  Yes     NO  X
                                                    ---    ---

===============================================================================

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                    NOVEMBER 30,          AUGUST 31,
                                                                                        1997                 1997
                                                                                  -----------------    -----------------
CURRENT ASSETS

       Cash                                                                       $        40,458      $        26,143
       Receivables
              Trade, net of allowance for doubtful accounts of $424,447 and
              $446,834 at November 30 and August 31, 1997                               1,700,209            1,778,321
       Notes receivable                                                                   189,797              252,500
       Inventories                                                                      1,139,441            1,024,689
       Prepaid expenses and other                                                         179,967              174,768
                                                                                  -----------------    -----------------

              TOTAL CURRENT ASSETS                                                      3,249,872            3,256,421

PROPERTY, PLANT AND EQUIPMENT - AT COST                                                 3,444,670            3,362,288
       Less accumulated depreciation and amortization                                   1,031,027              908,804
                                                                                  -----------------    -----------------

              TOTAL PROPERTY, PLANT & EQUIPMENT                                         2,413,643            2,453,484

OTHER ASSETS
       Goodwill, less accumulated amortization of $475,044 and $422,784 at
       November 30 and August 31, 1997                                                  3,688,265            3,740,525

       Intangibles - net of accumulated amortization of $1,333 and $1,133 at
       November 30 and August 31, 1997                                                     10,667               10,867

       Non-compete agreement                                                              307,445              331,076

       Investment in joint venture                                                              -                1,866
                                                                                  -----------------    -----------------

              TOTAL OTHER ASSETS                                                        4,006,377            4,084,334
                                                                                  -----------------    -----------------

                      TOTAL ASSETS                                                $     9,669,892      $     9,794,239
                                                                                  =================    =================



                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) - continued
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    NOVEMBER 30,          AUGUST 31,
                                                                                        1997                 1997
                                                                                  -----------------    ------------------
CURRENT LIABILITIES
       Notes payable                                                              $        572,410     $         743,168
       Notes payable - related parties                                                   1,965,000               615,000
       Current maturities of long-term debt                                                265,249               262,506
       Current maturities of capitalized lease obligations                                 195,810               202,061
       Accounts payable                                                                  1,159,853             1,041,639
       Income taxes payable                                                                  1,400                40,000
       Accrued liabilities
              Salaries, wages and other compensation                                        75,154               161,277
              Interest                                                                      52,083                 3,506
              Other                                                                        131,667                63,250
                                                                                  -----------------    ------------------
              TOTAL CURRENT LIABILITIES                                                  4,418,626             3,132,407

LONG-TERM OBLIGATIONS, less current maturities                                              52,361                80,903

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                     491,863               528,774

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                   4,840                     -

CONTINGENCIES AND COMMITMENTS                                                                    -                     -

MINORITY INTEREST                                                                          477,212               582,969

STOCKHOLDERS' EQUITY
       Common stock - no par value; 200,000,000 shares authorized; 128,416,847 issued; and 125,127,847 outstanding at
       November 30 and August 31, 1997, respectively                                   24,774,154            24,774,154

       Preferred stock - no par value; 10,000,000 shares authorized Class A
       15%/30% cumulative convertible, 29,653 shares, issued and outstanding
       at November 30 and August 31, 1997, respectively                                    292,558               292,558

       Dividends accrued on preferred stock                                                137,122               137,122
                                                                                  -----------------    ------------------
                                                                                        25,203,834            25,203,834
       Accumulated deficit                                                             (20,884,712)          (19,640,516)
                                                                                  -----------------    ------------------
                                                                                         4,319,122             5,563,318
       Less common stock in treasury at cost, 3,289,000 shares at November 30
       and August 31, 1997, respectively                                                    94,132                94,132
                                                                                  -----------------    ------------------
              TOTAL STOCKHOLDERS' EQUITY                                                 4,224,990             5,469,186
                                                                                  -----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      9,669,892     $       9,794,239
                                                                                  =================    ==================

                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED NOVEMBER 30,
                                                                              -------------------------------------------
                                                                                     1997                   1996
                                                                              -------------------    --------------------
REVENUES
       Net sales                                                              $        1,311,488     $      3,553,919
       Cost of sales                                                                     912,040            2,396,242
                                                                              -------------------    --------------------

              GROSS MARGIN                                                               399,448            1,157,677

       Selling, general and administrative expense                                     1,626,045            1,232,123
                                                                              -------------------    --------------------

              OPERATING LOSS                                                         (1,226,597)              (74,446)

OTHER INCOME/ (EXPENSE)
       Interest expense                                                                (118,616)             (264,197)
       Joint venture loss                                                               (27,706)              (16,846)
       Gain on disposal of assets                                                             -                 2,363
       Other income                                                                       24,567              218,026
                                                                              -------------------    --------------------

              TOTAL OTHER INCOME (EXPENSE)                                             (121,755)              (60,654)
                                                                              -------------------    --------------------

              LOSS BEFORE INCOME TAX EXPENSE                                         (1,348,352)             (135,100)
                                                                              -------------------    --------------------

INCOME TAX EXPENSE                                                                         1,600                1,600
                                                                              -------------------    --------------------

LOSS BEFORE MINORITY INTEREST                                                        (1,349,952)             (136,700)

MINORITY INTEREST                                                                        105,756              (32,532)
                                                                              -------------------    --------------------

                    NET LOSS                                                  $      (1,244,196)     $       (169,232)
                                                                              ===================    ====================

LOSS PER SHARE                                                                $        (.01)         $              *
                                                                              ===================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                  125,127,847          120,774,778
                                                                              ===================    ====================


* Less than $.01 per share

                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED NOVEMBER
                                                                                                  30,
                                                                                  -------------------------------------
                                                                                       1997                 1996
                                                                                  ----------------    -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                                   $    (1,244,196)    $      (169,232)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                               198,313             191,323
              Gain on sale of equipment                                                         -               2,363
              Minority interest                                                          (105,756)             32,532
              Joint venture loss                                                           27,706              16,846
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                                   78,112            (829,673)
              Increase in inventories                                                    (114,752)           (318,499)
              Increase in prepaid expenses and other                                       (5,199)            (61,120)
              Increase in accounts payable                                                118,214             496,796
              Decrease in income taxes payable                                            (38,600)                  -
              Increase in accrued liabilities                                              30,871              55,891
                                                                                  ----------------    -----------------
                  TOTAL ADJUSTMENTS                                                       188,909            (413,541)
                                                                                  ----------------    -----------------

                  NET CASH USED IN OPERATING ACTIVITIES                                (1,055,287)           (582,773)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                         (82,382)           (106,718)
       Proceeds from sale of equipment                                                          -               2,500
       Increase investment in joint venture                                               (21,000)            (21,000)
       (Increase) decrease in notes receivable                                             62,703            (181,363)
                                                                                  ----------------    -----------------
              NET CASH USED BY INVESTING ACTIVITIES                                       (40,679)           (306,581)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                                 1,350,000              75,000
       Borrowings under capitalized lease and other long-term obligations                  21,855             154,365
       Payments on capitalized lease and other long term obligations                      (90,816)           (178,644)
       Borrowings on line of credit                                                     2,390,743           4,528,931
       Payments on line of credit                                                      (2,561,501)         (3,692,183)
                                                                                  ----------------    -----------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                 1,110,281             887,469
                                                                                  ----------------    -----------------
NET INCREASE (DECREASE) IN CASH                                                            14,315              (1,885)
CASH, BEGINNING OF YEAR                                                                    26,143              34,872
                                                                                  ----------------    -----------------
CASH, END OF YEAR                                                                 $        40,458     $        32,987
                                                                                  ================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
       Interest paid                                                              $        70,039     $       166,632
                                                                                  ================    =================

       Income taxes paid                                                          $         1,600     $         1,600
                                                                                  ================    =================

                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997, as filed with the Securities and Exchange Commission.


Net Loss Per Common Share - net loss per common share was determined by dividing net loss, by applicable weighted average shares outstanding.

                                                                           THREE MONTHS ENDED
                                                                              NOVEMBER 30,
                                                               --------------------------------------------
                                                                      1997                    1996
                                                               -------------------    ---------------------
           Net loss                                            $     (1,244,196)      $        (169,232)
                                                               ===================    =====================
           Weighted average number of shares outstanding
                                                                    125,127,847             120,774,778
                                                               ===================    =====================

Common stock equivalents and stock held in escrow have been included in the computation for the three months ended November 30, 1997 and 1996. The common stock equivalents that have been included in the computation for loss per share are common stock and treasury stock. Stock options, Class A Convertible Preferred Stock, 15% / 30% Cumulative Convertible Preferred Stock and accrued dividends on the 15% / 30% Cumulative convertible Preferred Stock are considered anti-dilutive and, accordingly, are not included in the computation of loss per share.

Reclassification - Certain reclassifications have been made to conform prior years' information with the current year presentation.


ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of QCP and Pharma Labs and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is, in turn, dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the health care market and general economic conditions. Further, any forward looking statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.

THREE MONTHS ENDED NOVEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996.

NET SALES - Net sales for the three months ended November 30, 1997, decreased $2,242,431 to $1,311,488 from $3,553,919 for the same period last year. The decrease is due to the loss of sales arising from the sale of the radiopharmaceutical business on April 7, 1997, and lower sales recorded at Quality Care Pharmaceuticals, Inc. ("QCP") and Pharma Labs, LLC ("Pharma Labs"). Last year's first quarter results included $995,787 in sales from the radiopharmaceutical business. QCP recorded net sales of $1,216,907 in the first quarter of fiscal 1998 compared to $1,880,390 in the same period last year. The lower level of sales was due to the loss of a private label customer and substantially lower diet drug business. Pharma Labs sales in the first quarter of fiscal 1998 were $94,581 compared to $677,742 in the same period last year due to a decline in sales to Vietnam caused by the poor performance of our distributor and continuing economic turmoil in Vietnam.

COST OF SALES - Cost of goods sold as a percentage of sales was 69.5% in the first quarter of fiscal 1998 compared to 67.4% for the comparable quarter last year. This increase is attributable to the loss of gross margin from the sale of the Company's radiopharmaceutical business and lower gross margin at Pharma Labs due to the lower sales volume, offset somewhat by higher gross margins at QCP. QCP's gross margins improved during the current period due to the loss of a lower margin private label customer.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A) increased to $1,626,045 in the first quarter of fiscal 1998 from $1,232,123 during the same quarter last year. QCP's SG&A increased to $1,166,743 from $650,225 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's long term growth program. Pharma Labs' SG&A was $211,313 compared to $271,887 in the prior year as a result of lower business volume in the current year. Golden's SG&A decreased to $247,989 compared to $310,011 in the prior year due to the sale of the radiopharmaceutical business.

NET LOSS - As a result of the factors described above, the Company reported a net loss of ($1,244,196) for the three months ended November 30, 1997, as compared to a net loss of ($169,232) for the three months ended November 30, 1996. Losses from operations were $1,226,597 in the first quarter of fiscal 1998 compared to operating losses of $74,446 for the same quarter last year. QCP's operating losses increased to ($759,265) from ($157,774) in the prior year due to lower sales volume and higher SG&A expenses. Pharma Labs' operating loss was ($219,343) compared to an operating loss of ($111,307) in the prior year due to the lower sales volume. GPI's operating losses were ($247,989) compared to an operating profit of $194,635 in the comparable period as a result of the loss of revenue due to the sale of the radiopharmaceutical business.

        The first quarter net loss also includes interest expense of $118,616 and joint venture losses of $27,706 from the Company's equity investment in RxDirect. In addition, the Company also had other income of $24,567 compared to $218,026 in other income last year. Fiscal 1997 first quarter other income included $181,363 in revenue due under the terms of the June 14, 1996, Guarantee Agreement with Pharma Labs' joint venture partners.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of November 30, 1997, as compared to August 31, 1997.

                                                                   NOVEMBER 30,             AUGUST 31,
                                                                      1997                    1997
                                                               -------------------    ---------------------
           Current Assets                                      $      3,249,872       $       3,256,421
           Current Liabilities                                        4,418,626               3,132,407
                                                               ===================    =====================
           Net Working Capital                                 $     (1,168,754)      $         124,014
                                                               ===================    =====================

At November 30, 1997, current liabilities were $4,418,626 compared to $3,132,407 at August 31, 1997. This increase was due primarily to an increase of $1,350,000 in notes payable to shareholders and directors of the Company. The proceeds from the notes payable were used primarily to fund the Company's negative cash flow from operations during the first quarter of fiscal 1998 and to pay down its Revolving Facility (defined below) by $170,758, which resulted in a balance under the Credit Facility of $572,410 at November 30, 1997.

During the first quarter of fiscal 1998, the Company experienced increased expenses compared to the same period last year due to its expansion and development efforts including: (i) expansion of QCP's sales department including the addition of key sales executives; (ii) expansion of QCP's sales operations in the eastern states; (iii) development of a telemarketing division at QCP; and
(iv) the expansion of QCP's information systems and programming department. The Company believes this expansion program will continue to require significant up-front expenditures both to service its existing business and to develop new lines of business.

Prior to September 1997, the Company's primary source of funds for working capital was the Company's revolving facility with its principal bank ("Bank"). This facility is payable at the Bank prime rate plus 2% and expires in August 2000. At November 30, 1997, the balance outstanding was $572,410, and the interest rate under the Revolving Facility was 10.5%. The Revolving Facility is collateralized by the Company's accounts receivable and inventory, and the availability under the Revolving Facility is determined based on eligible accounts receivable and inventory. As a result of the Company's poor sales performance in the first quarter of fiscal 1998, borrowing capacity under the $2,500,000 Revolving Facility was limited to $622,873 at November 30,1997.

At November 30, 1997, the Company was not in compliance with certain covenants of the Revolving Facility, including the breach of loan covenants regarding debt service, interest coverage and net income. As a result of the default, the Bank has the right to terminate the Revolving Facility, declare the outstanding balance due and payable, and seek other rights and remedies specified in the Revolving Facility agreement. To date, the Bank has not exercised its right to terminate. The Company is currently renegotiating the terms of the Revolving Facility with the Bank including amendments to remedy the non-compliance issues. However, there can be no assurance that the amendment will be available on terms acceptable to the Company, if at all. The Company is also seeking alternative financing sources, but has no commitments for such alternative financing in place.

As a result of the Company's inability to borrow sufficient amounts under the Revolving Facility for operations, the Company was required to obtain financing through the issuance of notes payable to certain shareholders and directors of the Company. The amounts outstanding through the issuance of these notes payable were $615,000 ($575,000 payable to Charles R. Drummond; $40,000 payable to Arch
G. Gothard, III) and $1,965,000 ($1,425,000 payable to Charles R. Drummond; $540,000 payable to Arch G. Gothard, III) at August 31, 1997, and November 30, 1997, respectively.

FUTURE OPERATIONS - During the second quarter of fiscal 1998, the Company expects net sales to be below the sales level recorded during the same quarter of fiscal 1997. In addition to the loss of sales arising from the sale of the radiopharmaceutical business, lower sales are anticipated at QCP and Pharma Labs in the second quarter of fiscal 1998. QCP's diet drug sales are expected to be substantially below the prior year level due primarily to the withdrawal of certain diet drugs from the market. Sales to diet clinics represented a substantial portion of QCP's sales during fiscal 1997. During the second quarter of fiscal 1998, Pharma Labs sales are expected to be below the prior year due to continued poor performance of its Vietnam distributor and due to continuing economic turmoil in Vietnam.

As a result of the expected decrease in sales and continued spending on expansion, cash flow from operations will not be sufficient to meet the Company's cash requirements during fiscal 1998. As it is not anticipated that availability under the Revolving Facility will be sufficient, the Company is seeking to raise additional capital in order to fund its ongoing operations and the continued expansion of QCP. In Fiscal 1997 and 1998, the Company received loans from certain shareholders and directors to fund its cash requirements; however management is actively seeking other sources of financing. To date, the Company does not have any commitments with respect to such financing and there can be no assurance that financing will be available to the Company on terms acceptable to the Company, if at all. If the Company is unable to obtain financing, it will be forced to terminate its expansion activities, curtail certain existing operations and substantially reduce SG&A. These activities would have a material adverse effect on the Company's business and financial condition.

During the first quarter of fiscal 1998, in order to fund its operations, the Company borrowed $1,350,000 from certain shareholders and directors of the Company. Subsequent to November 30, 1997, an additional $795,000 was borrowed from Mr. Charles Drummond. The borrowings are evidenced by unsecured demand notes, which have a variable interest rate of 2% over Bank prime. The majority of the loans are not callable prior to August 31, 1998.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits


         Exhibit 27  Financial Data Schedule



b)    Reports on Form 8-K


         No Current Reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GOLDEN PHARMACEUTICALS, INC.
                                      (Registrant)



DATED:  January 19, 1998              BY:  /s/ Gary P. Pryor
                                           -----------------------------
                                           Gary P. Pryor

                                 EXHIBIT INDEX


Exhibit No.                       Description                         Page No.
-----------                       -----------                         --------
    27                      Financial Data Schedule