Form 10QSB
period 1998-02-28
GOLDEN PHARMACEUTICALS INC
filed 1998-04-20
CIK 312651

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998


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

The number of shares of common stock outstanding as of APRIL 8, 1998, was 125,151,285


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
                                   (UNAUDITED)

                                     ASSETS

                                                                                    FEBRUARY 28,          AUGUST 31,
                                                                                        1998                 1997
                                                                                  -----------------    -----------------
CURRENT ASSETS

       Cash                                                                       $        26,093      $        26,143
       Receivables
              Trade, net of allowance for doubtful accounts of $424,447 and
              $446,834 at February 28, 1998, and August 31, 1997                        1,687,640            1,778,321
       Notes receivable                                                                   152,297              252,500
       Inventories                                                                        885,787            1,024,689
       Prepaid expenses and other                                                         266,755              174,768
                                                                                  -----------------    -----------------

              TOTAL CURRENT ASSETS                                                      3,018,572            3,256,421

PROPERTY, PLANT AND EQUIPMENT - AT COST                                                 3,228,653            3,362,288
       Less accumulated depreciation and amortization                                   1,124,316              908,804
                                                                                  -----------------    -----------------

              TOTAL PROPERTY, PLANT & EQUIPMENT                                         2,104,337            2,453,484

OTHER ASSETS
       Goodwill, less accumulated amortization of $527,307 and $422,784 at
       February 28, 1998, and August 31, 1997                                           3,636,003            3,740,525

       Intangibles - net of accumulated amortization of $1,533 and $1,133 at
       February 28, 1998, and August 31, 1997                                              10,467               10,867

       Non-compete agreement                                                              293,814              331,076

       Investment in joint venture                                                              -                1,866
                                                                                  -----------------    -----------------

              TOTAL OTHER ASSETS                                                        3,940,284            4,084,334
                                                                                  -----------------    -----------------

                      TOTAL ASSETS                                                $     9,063,193      $     9,794,239
                                                                                  =================    =================



                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) - continued
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    FEBRUARY 28,          AUGUST 31,
                                                                                        1998                 1997
                                                                                  -----------------    ------------------
CURRENT LIABILITIES
       Notes payable                                                              $        536,738     $         743,168
       Notes payable - related parties                                                   3,205,000               615,000
       Current maturities of long-term debt                                                187,986               262,506
       Current maturities of capitalized lease obligations                                 184,383               202,061
       Accounts payable                                                                  1,053,549             1,041,639
       Income taxes payable                                                                      -                40,000
       Accrued liabilities
              Salaries, wages and other compensation                                        55,706               161,277
              Interest                                                                     114,682                 3,506
              Other                                                                        139,214                63,250
                                                                                  -----------------    ------------------
              TOTAL CURRENT LIABILITIES                                                  5,477,258             3,132,407

LONG-TERM OBLIGATIONS, less current maturities                                              94,858                80,903

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                     460,926               528,774

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                  19,077                     -

CONTINGENCIES AND COMMITMENTS                                                                    -                     -

MINORITY INTEREST                                                                          166,258               582,969

STOCKHOLDERS' EQUITY
       Common stock - no par value; 200,000,000 shares authorized; 128,416,847 issued; and 128,416,847 outstanding at
       February 28, 1998, and August 31, 1997, respectively                             24,774,154            24,774,154

       Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/
       30% cumulative convertible, 29,653 shares, issued and outstanding at
       February 28, 1998, and August 31, 1997, respectively
                                                                                           292,558               292,558
       Dividends accrued on preferred stock                                                137,122               137,122
                                                                                  -----------------    ------------------
                                                                                        25,203,834            25,203,834
       Accumulated deficit                                                             (22,264,886)          (19,640,516)
                                                                                  -----------------    ------------------
                                                                                         2,938,948             5,563,318
       Less common stock in treasury at cost, 3,289,000 shares at February 28,
       1998, and August 31, 1997, respectively                                              94,132                94,132
                                                                                  -----------------    ------------------
              TOTAL STOCKHOLDERS' EQUITY                                                 2,844,816             5,469,186
                                                                                  -----------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $      9,063,193     $       9,794,239
                                                                                  =================    ==================

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED FEBRUARY 28,
                                                                              -------------------------------------------
                                                                                     1998                   1997
                                                                              -------------------    --------------------
NET SALES                                                                     $       2,760,983      $      7,658,722

COST OF SALES                                                                         2,033,057             5,111,893
                                                                              -------------------    --------------------

              GROSS MARGIN                                                              727,926             2,546,829

       Selling, general and administrative expense                                    3,086,569             2,561,906
       Unusual charge - impairment loss                                                 430,000                     -
                                                                              -------------------    --------------------

              OPERATING LOSS                                                         (2,788,643)              (15,077)

OTHER INCOME/ (EXPENSE)

       Interest expense                                                                (240,980)             (552,290)
       Joint venture loss                                                               (62,943)              (37,079)
       Gain on disposal of assets                                                           135                 2,363
       Other income                                                                      51,551               276,421
                                                                              -------------------    --------------------

              TOTAL OTHER INCOME (EXPENSE)                                             (252,237)             (310,585)
                                                                              -------------------    --------------------

              LOSS BEFORE INCOME TAX EXPENSE                                         (3,040,880)             (325,662)
                                                                              -------------------    --------------------

INCOME TAX EXPENSE                                                                          200                   800
                                                                              -------------------    --------------------

LOSS BEFORE MINORITY INTEREST                                                        (3,041,080)             (326,462)

MINORITY INTEREST                                                                       416,710               (67,139)
                                                                              -------------------    --------------------

                    NET LOSS                                                  $      (2,624,370)     $       (393,601)
                                                                              ===================    ====================

LOSS PER SHARE                                                                $           (0.02)     $              *
                                                                              ===================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 125,127,847           121,086,155
                                                                              ===================    ====================

* Less than $.01 per share


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                   THREE MONTHS ENDED FEBRUARY 28,
                                                                              -------------------------------------------
                                                                                     1998                   1997
                                                                              -------------------    --------------------
NET SALES                                                                     $       1,449,495      $      4,104,803

COST OF SALES                                                                         1,121,017             2,715,651
                                                                              -------------------    --------------------

              GROSS MARGIN                                                              328,478             1,389,152

       Selling, general and administrative expense                                    1,457,524             1,329,783
       Unusual charge - impairment loss                                                 430,000                     -
                                                                              -------------------    --------------------

              OPERATING PROFIT (LOSS)                                                (1,559,046)               59,369

OTHER INCOME/ (EXPENSE)
       Interest expense                                                                (122,364)             (288,093)
       Joint venture loss                                                               (35,237)               58,395
       Gain on disposal of assets                                                           135                     -
       Other income (expense)                                                            26,984               (20,233)
                                                                              -------------------    --------------------

              TOTAL OTHER INCOME (EXPENSE)                                             (130,482)             (249,931)
                                                                              -------------------    --------------------

              LOSS BEFORE INCOME TAX EXPENSE                                         (1,689,528)             (190,562)
                                                                              -------------------    --------------------

INCOME TAX EXPENSE (BENEFIT)                                                              1,600                  (800)
                                                                              -------------------    --------------------

LOSS BEFORE MINORITY INTEREST                                                        (1,691,128)             (189,762)

MINORITY INTEREST                                                                       310,954               (34,607)
                                                                              -------------------    --------------------

                    NET LOSS                                                  $      (1,380,174)     $       (224,369)
                                                                              ===================    ====================

LOSS PER SHARE                                                                $           (0.01)     $              *
                                                                              ===================    ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                 125,127,847           121,400,992
                                                                              ===================    ====================




                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                              FEBRUARY 28,
                                                                                  -------------------------------------
                                                                                       1998                 1997
                                                                                                         (RESTATED)
                                                                                  ----------------    -----------------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                                   $    (2,624,370)    $      (393,601)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                               357,831             384,361
              (Gain) loss on sale of equipment                                               (135)              2,363
              Minority interest                                                          (416,710)             67,139
              Joint venture loss                                                           62,943              37,079
              Reduction in carrying value of fixed assets                                 230,000                   -
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                                   90,682          (1,558,905)
              (Increase) decrease in inventories                                          138,902            (278,352)
              Increase in prepaid expenses and other                                      (91,988)           (101,112)
              Increase in accounts payable                                                 11,908             956,603
              Decrease in income taxes payable                                            (40,000)                  -
              Increase in accrued liabilities                                              81,569             222,091
                                                                                  ----------------    -----------------
                  TOTAL ADJUSTMENTS                                                       425,002            (268,733)
                                                                                  ----------------    -----------------

                  NET CASH USED IN OPERATING ACTIVITIES                                (2,199,368)           (662,334)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                         (97,266)           (383,937)
       Proceeds from sale of equipment                                                        901               2,500
       Increase investment in joint venture                                               (42,000)            (42,000)
       (Increase) decrease in notes receivable                                            100,203            (197,663)
                                                                                  ----------------    -----------------
              NET CASH USED BY INVESTING ACTIVITIES                                       (38,162)           (621,100)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                                 2,590,000              75,000
       Borrowings under capitalized lease and other long-term obligations                  21,855             311,375
       Payments on capitalized lease and other long term obligations                     (167,946)           (335,804)
       Borrowings on line of credit                                                     4,918,609           8,902,151
       Payments on line of credit                                                      (5,125,038)         (7,673,535)
                                                                                  ----------------    -----------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                                 2,237,480           1,279,187
                                                                                  ----------------    -----------------
NET INCREASE (DECREASE) IN CASH                                                               (50)             (4,247)
CASH, BEGINNING OF YEAR                                                                    26,143              34,872
                                                                                  ----------------    -----------------
CASH, END OF YEAR                                                                 $        26,093     $        30,625
                                                                                  ================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
       Interest paid                                                              $       129,804     $       354,701
                                                                                  ================    =================

       Income taxes paid                                                          $        40,200     $           800
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

The accompanying unaudited condensed financial statements and disclosures reflect all adjustments which in the opinion of the management, are necessary for a fair presentation of the results of operations, financial position, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for the full year.

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

                                                                            SIX MONTHS ENDED
                                                                              FEBRUARY 28,
                                                               --------------------------------------------
                                                                      1998                    1997
                                                               -------------------    ---------------------
           Loss before minority interest                       $     (3,041,080)      $        (326,462)
           Minority interest                                            416,710                 (67,139)
                                                               -------------------    ---------------------
           Net loss                                            $     (2,624,370)      $        (393,601)
                                                               ===================    =====================
           Weighted average number of shares outstanding
                                                                    125,127,847             121,086,155
                                                               ===================    =====================

Common stock equivalents and stock held in escrow have been included in the computation for the six months ended February 28, 1998 and 1997. The common stock equivalents that have been included in the computation for loss per share are common stock and treasury stock. Stock options, Class A Convertible Preferred Stock, 15% / 30% Cumulative Convertible Preferred Stock and accrued dividends on the 15% / 30% Cumulative Convertible Preferred Stock are considered anti-dilutive and, accordingly, are not included in the computation of loss per share.

Reclassification / Restatement- Certain reclassifications have been made to conform prior years' information with the current year presentation. The accompanying consolidated statements of cash flows was restated to reflect the prior period adjustment described in Note Q of the audited financials statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1997.

NOTE 2.         UNUSUAL CHARGE - IMPAIRMENT LOSS AND UNCERTAINTY

At the end of the current quarter, Pharma Labs LLC, a company in which the Company owns a 52% interest ("Pharma Labs"), recorded a non-cash impairment loss of $430,000 related to the write-down of inventory and property, plant, and equipment to estimated net realizable value and estimated fair market value, respectively. Efforts to turn around the poor performance of this company have not met expectations, and the Company can no longer be assured that future cash flows will cover the carrying value of certain assets of Pharma Labs. Accordingly, the following impairment loss has been recognized:

           Inventory write-down to estimated net realizable value              $ 200,000

           Write down of property, plant and equipment to estimated fair
           market value                                                          230,000
                                                                             =============

                                                                               $ 430,000
                                                                             =============

In addition, it is reasonably possible that a substantial portion of $510,000 in accounts receivable due from a Vietnamese distributor, owned by the other partner in Pharma Labs, may not be fully collectible. This uncertainty is due to the poor financial condition of the joint venture partner, and to the poor market for Pharma Lab's product in Vietnam. This balance represents trade receivables arising from the shipment of finished product to Vietnam in late 1996 and early 1997, and is net of $70,000 in payments received since January 1, 1998. At this time, the Company is not able to estimate what portion of the remaining account receivable balance will be collected.

NOTE 3.         RELATED PARTY TRANSACTIONS

During fiscal 1998 to April 14, 1998, the Company borrowed $2,620,000 from a shareholder who is also an officer and director of the Company, and $500,000 from a shareholder and director. These loans are payable on demand and bear interest at the prime rate charged by the Company's primary bank ("Bank") plus 2%. Loan proceeds were used for working capital. See "Management's Discussion and Analysis--Liquidity and Capital Resources."

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations and the capital requirements of Quality Care Pharmaceuticals, Inc. ("QCP") and Pharma Labs. The success of the Company's business operations is, in turn, dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the health care market and general economic conditions. Further, any forward looking statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.

SIX MONTHS ENDED FEBRUARY 28, 1998, COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1997 ($ rounded to nearest thousand).

NET SALES - Net sales for the six months ended February 28, 1998 were $2,761,000, compared to $7,659,000 for the same period last year. The decrease of $4,898,000 is due to the loss of sales arising from the sale of the radiopharmaceutical business on April 7, 1997($1,925,000), and lower sales recorded at QCP and Pharma Labs.

QCP recorded net sales of $2,421,000 for the six month period ended February 28, 1998 compared to $4,335,000 in the same period last year. The lower sales level was due to the loss of a private label customer and substantially lower diet drug business.

Pharma Labs sales for the six month period ended February 28, 1998 were $340,000 compared to $1,399,000 in the same period last year. Last year's sales included substantial stocking orders of new product from our Vietnam distributor in anticipation of strong customer demand. To date, customer demand has been well below expectations and has resulted in excess distributor inventory and depressed fiscal 1998 year-to-date sales.

COST OF SALES -- Cost of goods sold as a percentage of sales was 73.6% for the six month period ended February 28, 1998 compared to 66.7% for the comparable period last year. Higher cost of sales, as a percent of net sales, at Pharma Labs was offset somewhat by lower cost of sales at QCP. Pharma Labs' cost of sales increased from the prior year due primarily to lower selling prices, higher material costs and higher per unit overhead costs resulting from the lower sales volume. QCP's gross margins improved during the current period due to the loss of a lower margin private label customer.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses ("SG&A")for the six months ended February 28, 1998 were $3,087,000, compared to $2,562,000 during the same period last year. QCP's SG&A expense increased to $2,280,000 from $1,470,000 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's long term growth program and development of new product initiatives.

UNUSUAL CHARGE / IMPAIRMENT LOSS - Efforts to turn around the poor performance of Pharma Labs have not met expectations, and the Company can no longer be assured that future cash flows from Pharma Labs will cover the carrying value of certain assets. Accordingly, Pharma Labs recorded a non-cash impairment loss of $430,000 related to the write-down of inventory and property, plant and equipment to estimated net realizable value and to estimated net market value, respectively.

NET LOSS - As a result of the factors described above, the Company had a net loss of $2,624,000 for the six month period ended February 28, 1998, as compared to a net loss of $394,000 for the six month period ended February 28, 1997. Losses from operations were $2,789,000 for the six month period ended February 28, 1998 compared to operating losses of $15,000 in the same period last year. QCP's operating losses for the six month period ended February 28, 1998 increased to $1,474,000 from $338,000 in the prior year due to lower sales volume and higher SG&A expenses. Pharma Labs' operating loss for the six month period ended February 28, 1998 was $870,000 compared to an operating loss of $52,000 in the prior year due primarily to lower sales volume and the $430,000 impairment loss as previously discussed. GPI's operating losses for the six month period ended February 28, 1998 was $444,000 compared to an operating profit of $375,000 in the comparable period last year as a result of the loss of revenue due to the sale of the radiopharmaceutical business.

The net loss for the six months ended February 28, 1998, also includes interest expense of $241,000 and joint venture losses of $63,000 from the Company's equity investment in RxDirect. In addition, the Company also had other income of $52,000 compared to $276,000 in other income last year. Fiscal 1997 first six months other income included $195,000 in revenue due under the terms of the June 14, 1996, Guarantee Agreement with Pharma Labs' joint venture partner.

THREE MONTHS ENDED FEBRUARY 28, 1998, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997 ($ rounded to nearest thousand).

NET SALES - Net sales for the three months ended February 28, 1998, were $1,449,000, compared to $4,105,000 for the same period last year. The decrease of $2,656,000 is due to the loss of sales arising from the sale of the radiopharmaceutical business on April 7, 1997, and lower sales recorded at QCP and Pharma Labs.

The results reported for the three months ended February 28, 1997, included $929,000 in sales from the radiopharmaceutical business.

QCP recorded net sales of $1,205,000 in the three months ended February 28, 1998, compared to $2,455,000 in the same period last year. The lower sales level was primarily due to lower diet drug business which was substantially higher in the second quarter last year.

Pharma Labs sales for the three months ended February 28, 1998 were $245,000 compared to $721,000 in the same period last year. As discussed above, last year's sales included substantial stocking orders of new product from the Company's Vietnam distributor in anticipation of strong customer demand. To date, customer demand has been well below expectation, and has resulted in excess distributor inventory and depressed fiscal 1998 year-to-date sales.

COST OF SALES - Cost of goods sold as a percentage of sales was 77.3% for the three months ended February 18, 1998, compared to 66.2% for the comparable period last year. Higher cost of sales, as a percent of net sales, at Pharma Labs was offset somewhat by lower cost of sales at QCP. Pharma Labs' cost of sales increased from the prior year due primarily to lower selling prices, higher material costs and higher per unit overhead cost resulting from the lower sales volume. QCP's gross margins improved during the current period due to the loss of a lower margin private label customer.

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses ("SG&A") increased to $1,458,000 for the three months ended February 28, 1998, from $1,330,000 during the same period last year. QCP's SG&A expense was $1,114,000 for the three month period ended February 28, 1998 compared to $819,000 in the same period of the prior year due to increased spending on staffing and infrastructure costs to support QCP's long term growth program and development of new product initiatives.

UNUSUAL CHARGE / IMPAIRMENT LOSS - Pharma Labs recorded a non-cash impairment loss of $430,000 during the three month period ended February 28, 1998 related to the write-down on inventory and property, plant and equipment to estimated net realizable value and estimated fair market value, respectively.

NET LOSS - As a result of the factors described above, the Company reported a net loss of $1,380,000 for the three months ended February 28, 1998, as compared to a net loss of $224,000 for the three months ended February 28, 1997. Losses from operations were $1,559,000 for the three month period ending February 28, 1998 compared to an operating profit of $59,000 for the same period last year. QCP's operating losses for the three month period ending February 28, 1998 increased to $715,000 from $180,000 for the same period in the prior year due to lower sales volume and higher SG&A expenses. Pharma Labs' operating loss for the three month period ending February 28, 1998 was $651,000 compared to an operating profit of $59,000 for the same period in the prior year due to the lower sales volume and the $430,000 impairment loss as previously discussed. The Company's operating losses for the three month period ending February 28, 1998 were $196,000 compared to an operating profit of $180,000 in the comparable period last year as a result of the loss of revenue due to the sale of the radiopharmaceutical business.

The net loss for the three month period ending February 28, 1998 also includes interest expense of $122,000 and joint venture losses of $35,000 from the Company's equity investment in RxDirect. In addition, the Company also had other income of $27,000 for the three month period ending February 28 1998.

LIQUIDITY AND CAPITAL RESOURCES ($ rounded to nearest thousand)

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of February 28, 1998, as compared to August 31, 1997.

                                                                   FEBRUARY 28,            AUGUST 31,
                                                                      1998                    1997
                                                               -------------------    ---------------------
           Current Assets                                      $      3,018,000       $       3,256,000
           Current Liabilities                                        5,477,000               3,132,000
                                                               ===================    =====================
           Net Working Capital                                 $     (2,459,000)      $         124,000
                                                               ===================    =====================

At February 28, 1998, current assets were $3,018,000 compared to $3,256,000 at August 31, 1997. This decrease was due primarily to reduction in trade receivables of $91,000, inventories of $140,000, and notes receivable of $100,000, offset somewhat by a $92,000 increase in prepaid expenses. At February 28, 1998, current liabilities were $5,477,000 compared to $3,132,000 at August 31, 1997. This increase was due primarily to an increase of $2,590,000 in notes payable to shareholders and directors of the Company. The proceeds from the notes payable were used primarily to fund the Company's negative cash flow from operations during the first half of fiscal 1998 and to pay down its Revolving Facility (defined below) by $206,000, which resulted in a balance under the Credit Facility of $537,000 at February 28, 1998.

During the first half of fiscal 1998, the Company experienced increased expenses compared to the same period last year due to its expansion and development efforts including: (i) expansion of QCP's sales department including the addition of key sales executives; (ii) expansion of QCP's sales operations in the eastern states; (iii) development of a telemarketing division at QCP; and
(iv) the expansion of QCP's information systems and programming department. The Company believes this expansion program will continue to require significant up-front expenditures both to service its existing business and to develop new lines of business.

Prior to September 1997, the Company's primary source of funds for working capital was the Company's revolving facility with the Bank. This facility is payable at the Bank prime rate plus 2% and expires in August 2000. At February 28, 1998, the balance outstanding was $537,000, and the interest rate under the Revolving Facility was 10.5%. The Revolving Facility is collateralized by the Company's accounts receivable and inventory, and the availability under the Revolving Facility is determined based on eligible accounts receivable and inventory. As a result of the Company's poor sales performance in the first half of fiscal 1998, borrowing capacity under the $2,500,000 Revolving Facility was limited to $616,000 at February 28, 1998.

At February 28, 1998, the Company was not in compliance with certain covenants of the Revolving Facility, including covenants regarding debt service, interest coverage and net income. As a result of the default, the Bank has the right to terminate the Revolving Facility, declare the outstanding balance due and payable, and exercise other rights and remedies specified in the Revolving Facility agreement. To date, the Bank has not exercised its right to terminate the Revolving Facility. The Company is currently renegotiating the terms of the Revolving Facility with the Bank including amendments to remedy the non-compliance issues. However, there can be no assurance that the amendment will be available on terms acceptable to the Company, if at all.

As a result of the Company's inability to borrow sufficient amounts under the Revolving Facility for operations, the Company was required to borrow funds from certain shareholders and directors of the Company. See "Note 3 to Notes to Consolidated Financial Statements." The indebtedness is represented by promissory notes issued by the Company and the amounts outstanding were $615,000 ($575,000 payable to Charles R. Drummond and $40,000 payable to Arch G. Gothard,
III); and $3,205,000 ($2,665,000 payable to Charles R. Drummond and $540,000 payable to Arch G. Gothard, III) at August 31, 1997, and February 28, 1998, respectively.

FUTURE OPERATIONS - The Company remains optimistic regarding the growth potential for QCP. A program has been initiated to expand QCP's product offering. In addition, a contract has been signed with a large group purchasing organization and negotiations are underway with other similar organizations. These contracts will help the Company expand its customer base as well as enable the Company to purchase pharmaceuticals at more favorable prices.

Pharma Labs results remain below Company expectations. Efforts continue to develop domestic "private label" sales. Also, the Company, along with its joint venture partner, is taking action to better position Pharma Labs in the Vietnam market. These efforts include development of new product formularies and new pricing and marketing strategies. Pharma Labs operations have been scaled back in order to minimize Pharma Labs' impact on overall Company cash flow.

As a result of continued QCP spending on expansion efforts, cash flow from operations will not be sufficient to meet the Company's cash requirements during the balance of fiscal 1998. As it is not anticipated that availability under the Revolving Facility will be sufficient, the Company is seeking to raise additional capital in order to fund its ongoing operations and the continued investment and expansion of QCP. The Company, through a financial advisor, is pursuing an equity investment of $2 to $3 million. To date, the Company does not have any commitments with respect to such financing and there can be no assurance that financing will be available to the Company on terms acceptable to the Company, if at all. If the Company is unable to obtain financing, it will be forced to terminate its expansion activities, curtail certain existing operations and substantially reduce SG&A. These activities would have a material adverse effect on the Company's business and financial condition.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)    Exhibits


         Exhibit 27  - Financial Data Schedule



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


                                  GOLDEN PHARMACEUTICALS, INC.
                                  (Registrant)



DATED:  April 20, 1998            BY: /s/  Gary P. Pryor
                                      -------------------------------------
                                      Gary P. Pryor

                                 EXHIBIT INDEX


Exhibit No.                       Description                            Page
-----------                       -----------                            ----

    27                      Financial Data Schedule