Form 10QSB
period 1998-05-31
GOLDEN PHARMACEUTICALS INC
filed 1998-07-20
CIK 312651

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998


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

               370 17TH STREET, SUITE 5200, DENVER, CO 80202-5638
                (Address of principal executive office)(Zip Code)

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

YES [X]  NO [ ]

The number of shares of common stock outstanding as of JULY 10, 1998, was 125,151,285


Transitional Small Business Disclosure Format:  Yes [ ]  NO  [X]

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                                                                      MAY 31,         AUGUST 31,
                                                                                       1998             1997
                                                                                   ------------     ------------
CURRENT ASSETS

       Cash                                                                        $     32,047     $     26,143
       Receivables
              Trade, net of allowance for doubtful accounts of $496,320 and
              $446,834 at May 31, 1998, and August 31, 1997                           1,754,549        1,778,321
       Notes receivable                                                                 139,797          252,500
       Inventories                                                                      894,625        1,024,689
       Prepaid expenses and other                                                       194,549          174,768
       Assets held for sale                                                             622,746               --
                                                                                   ------------     ------------
              TOTAL CURRENT ASSETS                                                    3,638,313        3,256,421

PROPERTY, PLANT AND EQUIPMENT - AT COST                                               2,137,027        3,362,288
       Less accumulated depreciation and amortization                                   791,040          908,804
                                                                                   ------------     ------------

              TOTAL PROPERTY, PLANT & EQUIPMENT                                       1,345,987        2,453,484

OTHER ASSETS
       Goodwill, less accumulated amortization of $601,857 and $422,784 at May
       31, 1998, and August 31, 1997                                                  3,561,452        3,740,525

       Intangibles - net of accumulated amortization of $1,733 and $1,133 at
       May 31, 1998, and August 31, 1997                                                 10,267           10,867

       Non-compete agreement                                                             77,683          331,076

       Investment in joint venture                                                           --            1,866
                                                                                   ------------     ------------

              TOTAL OTHER ASSETS                                                      3,649,402        4,084,334
                                                                                   ------------     ------------

                      TOTAL ASSETS                                                 $  8,633,702     $  9,794,239
                                                                                   ============     ============



                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) - continued
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        MAY 31,         AUGUST 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
CURRENT LIABILITIES
       Notes payable                                                                 $  1,045,405      $    743,168
       Notes payable - related parties                                                  4,039,600           615,000
       Current maturities of long-term debt                                               105,998           262,506
       Current maturities of capitalized lease obligations                                335,318           202,061
       Accounts payable                                                                 1,039,375         1,041,639
       Income taxes payable                                                                    --            40,000
       Accrued liabilities
              Salaries, wages and other compensation                                       45,218           161,277
              Interest                                                                    196,649             3,506
              Other                                                                       126,265            63,250
                                                                                     ------------      ------------
              TOTAL CURRENT LIABILITIES                                                 6,933,828         3,132,407

LONG-TERM OBLIGATIONS, less current maturities                                             25,000            80,903

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                    410,370           528,774

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                 43,021                --

CONTINGENCIES AND COMMITMENTS                                                                  --                --

MINORITY INTEREST                                                                        (159,505)          582,969

STOCKHOLDERS' EQUITY
       Common stock - no par value; 200,000,000 shares authorized; 128,440,285 issued; and 128,416,847 outstanding at
       May 31, 1998, and August 31, 1997, respectively                                 24,777,904        24,774,154

       Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/
       30% cumulative convertible, 29,653 shares, issued and outstanding at May
       31, 1998, and August 31, 1997, respectively                                        292,558           292,558

       Dividends accrued on preferred stock                                               137,122           137,122
                                                                                     ------------      ------------
                                                                                       25,207,584        25,203,834
       Accumulated deficit                                                            (24,051,474)      (19,640,516)
                                                                                     ------------      ------------
                                                                                        1,156,110         5,563,318
       Less common stock in treasury at cost, 3,289,000 shares at
       May 31, 1998, and August 31, 1997, respectively                                     94,132            94,132
                                                                                     ------------      ------------
              TOTAL STOCKHOLDERS' EQUITY                                                1,061,978         5,469,186
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  8,633,702      $  9,794,239
                                                                                     ============      ============

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             NINE MONTHS ENDED MAY 31,
                                                          ------------------------------
                                                                                1997
                                                              1998           (RESTATED)
                                                          ------------      ------------
NET SALES                                                 $  4,641,691      $ 10,332,049

COST OF SALES                                                3,674,592         6,967,340
                                                          ------------      ------------

              GROSS MARGIN                                     967,099         3,364,709

       Selling, general and administrative expense           5,019,367         4,378,576
       Unusual charge - impairment loss                        433,500                --
                                                          ------------      ------------

              OPERATING LOSS                                (4,485,768)       (1,013,867)

OTHER INCOME/(EXPENSE)

       Interest expense                                       (409,074)       (1,368,251)
       Joint venture loss                                     (107,888)          (55,746)
       Gain (loss) on disposal of assets                       112,074            (2,363)
       Gain on sale of division                                     --         6,210,435
       Other income                                             77,354           595,673
                                                          ------------      ------------

              TOTAL OTHER INCOME (EXPENSE)                    (327,534)        5,379,748
                                                          ------------      ------------

              INCOME (LOSS) BEFORE INCOME TAX EXPENSE       (4,813,302)        4,365,881
                                                          ------------      ------------

INCOME TAX EXPENSE                                              21,120           382,390
                                                          ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                      (4,834,422)        3,983,491

MINORITY INTEREST                                              423,464           (67,773)
                                                          ------------      ------------

                    NET INCOME (LOSS)                     $ (4,410,958)     $  3,915,718
                                                          ============      ============

BASIC EARNINGS (LOSS) PER SHARE                           $      (0.03)     $       0.03
                                                          ============      ============

DILUTED EARNINGS (LOSS) PER SHARE                         $      (0.03)     $       0.03
                                                          ============      ============





                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MAY 31,
                                                          ----------------------------
                                                                              1997
                                                             1998          (RESTATED)
                                                          -----------      -----------
NET SALES                                                 $ 1,880,708      $ 2,673,327

COST OF SALES                                               1,441,535        1,855,447
                                                          -----------      -----------

              GROSS MARGIN                                    439,173          817,880

       Selling, general and administrative expense          1,932,798        1,821,396
       Unusual charge - impairment loss                       203,500               --
                                                          -----------      -----------

              OPERATING LOSS                               (1,697,125)      (1,003,516)

OTHER INCOME/ (EXPENSE)
       Interest expense                                      (168,094)        (815,961)
       Joint venture loss                                     (44,945)         (18,667)
       Gain on disposal of assets                             111,939               --
       Gain on sale of division                                    --        6,210,435
       Other income (expense)                                  25,803          319,252
                                                          -----------      -----------

              TOTAL OTHER INCOME (EXPENSE)                    (75,297)       5,695,059
                                                          -----------      -----------

              INCOME (LOSS) BEFORE INCOME TAX EXPENSE      (1,772,422)       4,691,543
                                                          -----------      -----------

INCOME TAX EXPENSE                                             20,920          381,590
                                                          -----------      -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                     (1,793,342)       4,309,953

MINORITY INTEREST                                               6,754             (634)
                                                          -----------      -----------

                    NET INCOME (LOSS)                     $(1,786,588)     $ 4,309,319
                                                          ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE                           $     (0.01)     $      0.04
                                                          ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE                         $     (0.01)     $      0.03
                                                          ===========      ===========




                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          MAY 31,
                                                                                 ----------------------------
                                                                                                      1997
                                                                                    1998           (RESTATED)
                                                                                 -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                                  $(4,410,958)     $  (393,601)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                          767,221          384,361
              (Gain) loss on sale of equipment                                      (112,074)           2,363
              Minority interest                                                     (423,464)          67,139
              Joint venture loss                                                     107,887           37,079
                  Reduction in carrying value of fixed assets                        366,000               --
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                              23,773       (1,558,905)
              (Increase) decrease in inventories                                     130,064         (278,352)
              Increase in prepaid expenses and other                                 (19,781)        (101,112)
              Increase (decrease) in accounts payable                                 (2,266)         956,603
              Decrease in income taxes payable                                       (40,000)              --
              Increase in accrued liabilities                                        140,099          222,091
                                                                                 -----------      -----------
                  TOTAL ADJUSTMENTS                                                  612,979         (268,733)
                                                                                 -----------      -----------

                  NET CASH USED IN OPERATING ACTIVITIES                           (3,473,499)        (662,334)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                   (302,230)        (383,937)
       Proceeds from sale of equipment                                               198,901            2,500
       Increase investment in joint venture                                          (63,000)         (42,000)
       (Increase) decrease in notes receivable                                       112,703         (197,663)
                                                                                 -----------      -----------
              NET CASH USED BY INVESTING ACTIVITIES                                  (53,626)        (621,100)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                            3,424,600           75,000
       Issuance of common stock                                                        3,750               --
       Borrowings under capitalized lease and other long-term obligations            185,005          311,375
       Payments on capitalized lease and other long term obligations                (382,563)        (335,804)
       Borrowings on line of credit                                                7,731,513        8,902,151
       Payments on line of credit                                                 (7,429,276)      (7,673,535)
                                                                                 -----------      -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                            3,533,029        1,279,187
                                                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH                                                        5,904           (4,247)
CASH, BEGINNING OF YEAR                                                               26,143           34,872
                                                                                 -----------      -----------
CASH, END OF YEAR                                                                $    32,047      $    30,625
                                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
       Interest paid                                                             $   208,919      $   354,701
                                                                                 ===========      ===========

       Income taxes paid                                                         $    61,120      $       800
                                                                                 ===========      ===========


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

In Accordance with SFAS 128, which was effective for periods ending after December 15, 1997, earnings per common share has been revised and the prior period has been restated to present basic and diluted earnings per share.

Basic and diluted earnings per share for the nine months ended May 31, 1998 and 1997 is calculated as follows:

                                                               NINE MONTHS ENDED
                                                                    MAY 31,
                                                       -------------------------------------
                                                            1998                 1997
                                                       ----------------     ----------------
Net income (loss)                                      $     (4,086,478)    $      3,915,718
                                                       ================     ================

Weighted average number of shares outstanding
     Basic earnings per share
        Weighted average shares outstanding for
        basic earnings per share calculation                128,422,369          122,784,423
                                                       ================     ================

     Diluted earnings per share
        Weighted average shares outstanding                 128,422,369          122,784,423

        Effect of exercise of options                                 *              556,667

        Effect of conversion of Class A 15%/30%
        cumulative convertible preferred stock and
        accrued dividends thereon                                     *            1,004,015
                                                       ================     ================

        Weighted average shares outstanding for
        Diluted earnings per share calculation              128,422,369          124,345,105
                                                       ================     ================

* The effect of options and convertible shares was not included in the diluted earnings per share calculation for the nine months ended May 31, 1998 as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the nine months ended May 31, 1998 that could potentially dilute earnings per share in the future is 854,411 shares.

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


NOTE 2. DISCONTINUED BUSINESS



In early July 1998, the Company decided to dispose discontinue funding the operations of Pharma Labs, LLC (Pharma Labs), a 52% owned subsidiary. The Company is Pharma Labs and the Company, respectively, are currently negotiating the sale of Pharma Labs with outside investors. with third parties for (i) the sale of approximately $623,000 of certain machinery and equipment of Pharma Labs, and/or (ii) the sale of QCP's ownership interest in Pharma Labs. To date no definitive agreements have been reached and there can be no assurances that either of the above transactions will be consummated in the future. Labs), a 52% owned subsidiary. The Company is currently negotiating the sale of Pharma Labs with outside investors.

At May 31, 1998, the Company recorded the following adjustments to reduce the carrying value of Pharma Labs' assets to estimated net realizable value. These write-downs are reported in the Consolidated Statement of Operations under the category unusual charge.

           Writedown of machinery, equipment and furniture to estimated     $  136,000
           net realizable value

           Write-off of non-compete agreement                                   67,500
                                                                            ----------
                                                                            $  203,500
                                                                            ==========

To date, the Company has loaned Pharma Labs $966,000 and Pharma Labs has trade receivables of $415,000 due from a Vietnam based business affiliated with the other member of Pharma Labs (the "Member"). Due to the poor financial condition of the Company's joint venture partner, and termination of an ongoing business relationship Member, the Company estimates that the collectability of a substantial portion of the $415,000 trade receivable due from a Vietnam based business affiliated with the Company's joint venture partner advances and trade receivables is doubtful. Accordingly, third quarter operating results include a bad debt provision for a substantial portion of this receivable of $676,000 and $305,000, respectively.

At February 28, 1998, the Company recorded a $230,000 loss at Pharma Labs on the write-down of property, plant and equipment to estimated fair market value based on an outside appraisal and a $200,000 loss on the write-down of inventory to estimated net realizable value. In the Consolidated Statement of Operations, the property, plant and equipment write-down was reported as an unusual item and the inventory write-down was included in cost of sales. Also the Pharma Labs' property plant and equipment is classified in the accompanying Consolidated Balance Sheets as property held for sale. The Company recorded these write-downs because efforts to turn around the poor performance of Pharma Labs did not meet expectations and the Company could no longer be assured that future cash flows would cover the carrying value of certain assets of Pharma Labs.


NOTE 3.         RELATED PARTY TRANSACTIONS

During fiscal 1998 to July 10, 1998, the Company borrowed $3,970,000, net of repayments, from a shareholder who is also an officer and director, and $470,000, net of repayments, from a shareholder and director. These loans are payable on demand and bear interest at Bank prime plus 2%, the same rate charged by the Company's primary bank (the "Bank"). Loan proceeds were used for working capital. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

NOTE 4.         SALE OF BUSINESS

On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing radiopharmaceutical and radiochemical drugs for a total sale price of $6,600,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997, by and between the Company and Syncor Pharmaceuticals, Inc. Included in the sale was the New Drug Application (NDA) for the radiopharmaceuticals, the building that contains the manufacturing facility for this business, and all of the related equipment. The proceeds from the sale were used to pay off the Company's term loans in the principal amounts of $3,750,000 and $266,660, respectively, and to pay down $1,485,000 of its revolving line of credit.

NOTE 5.        GOODWILL

Goodwill, representing the excess of the cost over the net tangible and identifiable intangible assets on the purchase of Quality Care Pharmaceuticals, Inc. ("QCP") in August, 1995, is stated at cost and is amortized, on a straight-line basis, over the estimated future periods to be benefited (20 years). On an annual basis, the Company reviews the recoverability of goodwill based primarily upon an analysis of undiscounted cash flows from the acquired business.

NOTE 6.        DISCLOSURE OF SIGNIFICANT RISK AND UNCERTAINTY

At August 31, 1997 the Company conducted a test for asset impairment in accordance with Financial Accounting Standard 121. This test has been updated through the current quarter. It is management's opinion that, exclusive of the write-downs for Pharma Labs, no impairment loss occurred. QCP has a current period operating loss and cash flow loss, and is expected to have continuing losses in the near term. Accordingly, it is reasonably possible that the results of the impairment test may change in the future and an impairment loss may result.

NOTE 7.        NOTES PAYABLE AND REVOLVING FACILITY

In connection with the note payable, the Company is required to maintain compliance with certain covenants. At May 31, 1998, the company was not in compliance with covenants related to book net worth, debt service coverage, interest coverage, net income (loss) and capital expenditures. The Company is currently renegotiating the terms of the loan agreement with the Bank which includes renegotiation of the covenants. During this process the bank has allowed the Company to continue to make withdrawals from the revolving facility.

NOTE 8.        YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. An initial assessment has been completed and the cost of achieving Year 2000 compliance is estimated to be not material. Cost will be expensed as incurred and are estimated to continue through fiscal 1999.

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

Due to the poor financial condition of the Member and the continued poor performance of Pharma Labs, in July 1998 the Company decided to discontinue funding the operations of Pharma Labs. Pharma Labs and the Company, respectively, are currently negotiating with third-parties for (i) the sale of approximately $623,000 of certain equipment of Pharma Labs, and/or (ii) the sale of QCP's ownership interest in Pharma Labs. To date no definitive agreements have been reached and there can be no assurances that either of the above transactions will be consummated in the future.

As discussed in "Note 2" to "Notes to Consolidated Financial Statements," as a result of the foregoing, the Company's current Consolidated Statement of Operations includes a bad debt provision for a substantial portion of total trade receivables due Pharma Labs from a Vietnam based affiliate of the Member, and reflects losses resulting from, among other things, the write-down of (i) property, plant and equipment of Pharma Labs to the estimated net realizable value, and (ii) the write-off of the non-compete agreement with the [Member.]

In addition, QCP is currently negotiating the purchase of remaining membership interest in Rx Direct, LLC ("RxDirect"), not currently held by QCP. If consummated, QCP intends to discontinue the operations of RxDirect and dissolve this company. To date no definitive agreement has been reached and there can be no assurances that this transaction will be consummated in the future.

NINE MONTHS ENDED MAY 31, 1998, COMPARED TO NINE MONTHS ENDED MAY 31, 1997 ($ rounded to nearest thousand).

NET SALES - Net sales for the nine months ended May 31, 1998, were $4,642,000, a decrease of $5,690,000 compared to $10,332,000 for the same period last year. The decrease is due to the loss of sales arising from the sale of the radiopharmaceutical business on April 7, 1997 ($2,370,000), and lower sales recorded at QCP and Pharma Labs.

QCP recorded net sales of $4,004,000 in the first nine months of fiscal 1998 compared to $6,551,000 in the same period last year. The lower sales level was due to the loss of a private label customer and substantially lower diet drug business.

Pharma Labs sales in the first nine months of fiscal 1998 were $638,000 compared to $1,411,000 in the same period last year. Last year's sales included substantial stocking orders primarily in the quarter ended February 28, 1997 of new product from a Vietnam distributor, affiliated with the Member, in anticipation of strong customer demand. To date, customer demand has been well below expectations and has resulted in excess distributor inventory and depressed fiscal 1998 year-to-date sales.

COST OF SALES -- Cost of goods sold as a percentage of sales was 79.2% in the first nine months of fiscal 1998 compared to 67.4% for the comparable period last year. Higher cost of sales, as a percent of net sales, at Pharma Labs was offset somewhat by lower cost of sales at QCP. Pharma Labs' cost of sales increased from the prior year due primarily to lower selling prices, higher material costs, higher per unit overhead cost resulting from the lower sales volume and a $200,000 write down of excess inventory to estimated net realizable value. QCP's gross margins improved during the current period due to the loss of a lower margin private label customer.

 SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A) were $5,453,000, an increase of $1,074,000, excluding the unusual charge discussed below (SG&A), were $5,019,000, an increase of $640,000 compared to $4,379,000 during the same period last year. QCP's SG&A expense increased to $3,488,000 from $2,678,000 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's long term growth program and development of new product initiatives, as discussed in greater detail under "--Liquidity and Capital Resources."

UNUSUAL CHARGE/IMPAIRMENT LOSS - Efforts to turn around the poor performance of Pharma Labs have not met expectations, and the Company can no longer be assured that future cash flows from Pharma Labs will cover the carrying value of certain assets. Accordingly, Pharma Labs recorded a non-cash impairment loss of $433,500 related to the write-down of property, plant and equipment to estimated net realizable value and the write-off of capitalized non-compete agreement costs, net of amortization.

INTEREST EXPENSE - Interest expense decreased to $409,000 from $1,368,251 in the same period last year primarily due to the repayment of the $3,750,000 term loan on April 7, 1997.

OTHER INCOME - Other income for the nine months ended May 31, 1998, was $77,000, a decrease of $519,000 compared to $596,000 for the same period last year. This decrease was primarily due to the inclusion in the prior period of $484,000 in revenue due under the terms of the June 14, 1996, Guarantee Agreement with the Member. This revenue was subsequently written off as collectability is unlikely due to the poor financial condition of the Member.

NET LOSS - As a result of the factors described above, the Company had a net loss of ($4,411,000) for the nine months ended May 31, 1998, as compared to net income of $3,916,000 for the nine months ended May 31, 1997. Losses from operations were ($4,486,000) in the first nine months of fiscal 1998 compared to operating losses of ($1,014,000) in the same period last year. QCP's operating losses increased to ($2,257,000) from ($790,000) in the prior year due to lower sales volume and higher SG&A expenses. Pharma Labs' operating loss was ($1,553,000) compared to an operating loss of ($336,000) in the prior year due primarily to lower sales volume, an inventory write down of $200,000 and the $433,500 impairment loss as previously discussed. GPI's operating losses were ($676,000) compared to an operating profit of $112,000 in the comparable period last year as a result of the loss of revenue due to the sale of the radiopharmaceutical business.

The net loss for the nine months ended May 31, 1998, also includes interest expense of $409,000 and joint venture losses of $108,000 from the Company's equity investment in RxDirect. In addition, the Company also had other income of $77,000 compared to $596,000 in other income last year. Fiscal 1997 first nine months other income included $484,000 in revenue due under the terms of the June 14, 1996, Guarantee Agreement with Pharma Labs' joint venture partner.


THREE MONTHS ENDED MAY 31, 1998, COMPARED TO THREE MONTHS ENDED MAY 31, 1997 ($ rounded to nearest thousand).

NET SALES - Net sales for the three months ended May 31, 1998, were $1,881,000, a decrease of $792,000 compared to $2,673,000 for the same period last year. The decrease is due to the loss of sales arising from the sale of the radiopharmaceutical business on April 7, 1997 ($445,000), and lower sales recorded at QCP and Pharma Labs.

QCP recorded net sales of $1,583,000 in the quarter ended May 31, 1998, compared to $2,216,000 in the same period last year. The lower sales level was primarily due to lower diet drug business that was substantially higher in the third quarter last year.

Pharma Labs sales in the quarter ended May 31, 1998 were $298,000 compared to $12,000 in the same period last year. As discussed in the nine months analysis, last year's sales included substantial stocking orders primarily in the quarter ended February 28, 1997, of new product from a Vietnam distributor, affiliated with the Member, in anticipation of strong customer demand. Subsequent to the quarter ended February 28, 1997, customer demand has been well below expectation, and has resulted in excess distributor inventory and depressed fiscal 1998 year-to-date sales.

COST OF SALES - Cost of goods sold as a percentage of sales was 76.6% in the quarter ended May 31, 1998, compared to 69.4% for the comparable quarter last year. Higher cost of sales, as a percent of net sales, resulted primarily from the loss of revenue due to the sale of the radiopharmaceutical business. QCP's gross margins improved during the current period due to the loss of a lower margin private label customer.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses increased to $2,136,000 in the quarter ended May 31, 1998, from $1,821,000 during the same period last year. QCP's SG&A expense decreased to $1,208,000 from $1,213,000 in the third quarter of the prior year due to decreases in commission payments on lower sales as discussed in greater detail under "--Liquidity and Capital Resources."

UNUSUAL CHARGE/IMPAIRMENT LOSS - Pharma Labs recorded a non-cash impairment loss of $203,500 related to the write-down on property, plant and equipment to estimated fair market value.

NET LOSS - As a result of the factors described above, the Company reported a net loss of ($1,787,000) for the three months ended May 31, 1998, as compared to net income of $4,309,000 for the three months ended May 31, 1997. Losses from operations were ($1,697,000) in the third quarter of fiscal 1998 compared to operating losses of ($1,004,000) in the same quarter last year. QCP's operating losses increased to ($783,000) from ($456,000) in the prior year due to lower sales volume. Pharma Labs' operating loss was ($683,000) compared to an operating loss of ($284,000) in the prior year due to the lower sales volume and the impairment loss as previously discussed. GPI's operating losses were ($783,000) compared to an operating loss of ($457,000) in the comparable quarter last year as a result of the loss of revenue due to the sale of the radiopharmaceutical business.

The third quarter net loss also includes interest expense of $168,000 and joint venture losses of $45,000 from the Company's equity investment in RxDirect. In addition, the Company also had other income of $26,000 in the second quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES ($ rounded to nearest thousand)

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of May 31, 1998, as compared to August 31, 1997.

                                               MAY 31,          AUGUST 31,
                                                 1998             1997
                                             -----------      -----------
           Current Assets                    $ 3,638,000      $ 3,256,000
           Current Liabilities                 6,934,000        3,132,000
                                             ===========      ===========
           Net Working Capital (Deficit)     $(3,296,000)     $   124,000
                                             ===========      ===========

At May 31, 1998, current assets were $3,638,000 compared to $3,256,000 at August 31, 1997. This increase was due primarily to a reclassification of property, plan and equipment to assets held for sale by Pharma Labs. At May 31, 1998, current liabilities were $6,934,000 compared to $3,132,000 at August 31, 1997. This increase was due primarily to an increase of $3,425,000 in notes payable to shareholders and directors of the Company. The proceeds from the notes payable were used primarily to fund the Company's negative cash flow from operations during the first nine months of fiscal 1998.

During the first nine months of fiscal 1998, SG&A increased expenses compared to the same period last year due to its expansion and development efforts including: (i) expansion of QCP's sales department including the addition of key sales executives; (ii) expansion of QCP's sales operations in the eastern states; (iii) development of a customer service division at QCP; and (iv) the expansion of QCP's information systems and programming department. The Company believes this expansion program will continue to require significant up-front expenditures both to service its existing business and to develop new lines of business.

Prior to September 1997, the Company's primary source of funds for working capital was the Company's revolving facility with the Bank. This facility is payable at the Bank prime rate plus 2% and expires in August 2000. At May 31, 1998, the balance outstanding was $1,045,000, and the interest rate under the Revolving Facility was 10.5%. The Revolving Facility is collateralized by QCP's accounts receivable and inventory, and the availability under the Revolving Facility is determined based on eligible accounts receivable and inventory. As a result of the Company's poor sales performance in the first nine months of fiscal 1998, borrowing capacity under the $2,500,000 Revolving Facility was limited to $823,000 at May 31, 1998.

At May 31, 1998, the Company was not in compliance with certain covenants of the Revolving Facility, including covenants regarding debt service, interest coverage and net income. As a result of the default, the Bank has the right to terminate the Revolving Facility, declare the outstanding balance due and payable, and exercise other rights and remedies specified in the Revolving Facility agreement. To date, the Bank has not exercised its right to terminate the Revolving Facility. The Company is currently renegotiating the terms of the Revolving Facility with the Bank including amendments to remedy the non-compliance issues. However, there can be no assurance that the amendment will be available on terms acceptable to the Company, if at all. During this process, the Bank has allowed the Company to continue to make withdrawals from the Revolving Facility.

As a result of the Company's inability to borrow sufficient amounts under the Revolving Facility for operations, the Company was required to borrow funds from certain shareholders and directors of the Company. See "Note 3" to "Notes to Consolidated Financial Statements." The indebtedness is represented by promissory notes issued by the Company and the amounts outstanding were $615,000 ($575,000 payable to Charles R. Drummond and $40,000 payable to Arch G. Gothard,
III); and $4,040,000 ($3,570,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard, III) at August 31, 1997, and May 31, 1998, respectively.

FUTURE OPERATIONS - The Company remains optimistic regarding the growth potential for QCP, and efforts continue to expand the Company's business through contract manufacturing and pursuit of increased "point-of-care" pharmaceutical dispensing business. If consummated, the proposed Pharma Lab transactions, discussed in Note 2 to the Consolidated Financial Statements, will allow the Company to concentrate its efforts and resources on Quality Care Pharmaceuticals. The Company does not believe, based on the past performance of Pharma Labs, that the consummation of the proposed Pharma Lab transaction would adversely effect the Company's cash flow in future periods.

As a result of continued QCP spending on expansion efforts, cash flow from operations will not be sufficient to meet the Company's cash requirements during the balance of fiscal 1998. As it is not anticipated that availability under the Revolving Facility will be sufficient, the

Company is seeking to raise additional capital in order to fund its ongoing operations and the continued investment and expansion of QCP. The Company, through a financial advisor, is continuing to pursue an equity investment of $2 to $3 million. To date, the Company does not have any commitments with respect to such financing and there can be no assurance that financing will be available to the Company on terms acceptable to the Company, if at all. If the Company is unable to obtain financing, it will be forced to terminate its expansion activities, curtail certain existing operations and substantially reduce SG&A. These activities would have a material adverse effect on the Company's business and financial condition.


DISCLOSURE OF SIGNIFICANT RISK AND UNCERTAINTY

At August 31, 1997 the Company conducted a test for asset impairment in accordance with Financial Accounting Standard 121. This test has been updated through the current quarter. It is management's opinion that, exclusive of the write-downs for Pharma Labs, no impairment loss occurred. QCP has a current period operating loss and cash flow loss, and is expected to have continuing losses in the near term.

Key assumptions in the asset impairment test include several years of significant sales growth through the year of 2005 at a rate of approximately 20% per year and product cost reduction achieved through purchasing and volume efficiencies. Management feels this projection is achievable considering the size of the retail pharmacy market ($84 billion), the growth rate of competitors in the industry, and based on growth estimates of companies participating in the industry.

If management's assumptions prove too optimistic, an impairment charge, based on an undiscounted cash flow analysis, would result. The impairment charge would be computed based on the excess of carrying value over the fair value of assets. This would result in a valuation adjustment to the $1,346,000 of property, plant and equipment and $3,649,000 in unamortized goodwill and other intangible assets.

Accordingly, it is reasonably possible that the results of the impairment test may change in the future and an impairment loss may result.

                                    PART II
                               OTHER INFORMATION



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


                                            GOLDEN PHARMACEUTICALS, INC.
                                            (Registrant)



DATED:  July 20, 1998                       BY:  /s/    Gary P. Pryor
                                               -------------------------------
                                                Gary P. Pryor

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
 27.1                    Financial Data Schedule