Form 10QSB/A
period 1998-05-31
GOLDEN PHARMACEUTICALS INC
filed 1998-07-22
CIK 312651

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                FORM 10-QSB/A-1



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
                                                                                   ============     ============



                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) - continued
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        MAY 31,         AUGUST 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
CURRENT LIABILITIES
       Notes payable                                                                 $  1,045,405      $    743,168
       Notes payable - related parties                                                  4,039,600           615,000
       Current maturities of long-term debt                                               105,998           262,506
       Current maturities of capitalized lease obligations                                335,318           202,061
       Accounts payable                                                                 1,039,375         1,041,639
       Income taxes payable                                                                    --            40,000
       Accrued liabilities
              Salaries, wages and other compensation                                       45,218           161,277
              Interest                                                                    196,649             3,506
              Other                                                                       126,265            63,250
                                                                                     ------------      ------------
              TOTAL CURRENT LIABILITIES                                                 6,933,828         3,132,407

LONG-TERM OBLIGATIONS, less current maturities                                             25,000            80,903

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                    410,370           528,774

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                 43,021                --

CONTINGENCIES AND COMMITMENTS                                                                  --                --

MINORITY INTEREST                                                                         159,505           582,969

STOCKHOLDERS' EQUITY
       Common stock - no par value; 200,000,000 shares authorized; 128,440,285 issued; and 128,416,847 outstanding at
       May 31, 1998, and August 31, 1997, respectively                                 24,777,904        24,774,154

       Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/
       30% cumulative convertible, 29,653 shares, issued and outstanding at May
       31, 1998, and August 31, 1997, respectively                                        292,558           292,558

       Dividends accrued on preferred stock                                               137,122           137,122
                                                                                     ------------      ------------
                                                                                       25,207,584        25,203,834
       Accumulated deficit                                                            (24,051,474)      (19,640,516)
                                                                                     ------------      ------------
                                                                                        1,156,110         5,563,318
       Less common stock in treasury at cost, 3,289,000 shares at
       May 31, 1998, and August 31, 1997, respectively                                     94,132            94,132
                                                                                     ------------      ------------
              TOTAL STOCKHOLDERS' EQUITY                                                1,061,978         5,469,186
                                                                                     ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  8,633,702      $  9,794,239
                                                                                     ============      ============


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             NINE MONTHS ENDED MAY 31,
                                                          ------------------------------
                                                              1998              1997
                                                                             (RESTATED)
                                                          ------------      ------------
NET SALES                                                 $  4,641,691      $ 10,332,049

COST OF SALES                                                3,674,592         6,967,340
                                                          ------------      ------------

              GROSS MARGIN                                     967,099         3,364,709

       Selling, general and administrative expense           5,019,367         4,378,576
       Unusual charge - impairment loss                        433,500                --
                                                          ------------      ------------

              OPERATING LOSS                                (4,485,768)       (1,013,867)

OTHER INCOME/(EXPENSE)

       Interest expense                                       (409,074)       (1,368,251)
       Joint venture loss                                     (107,888)          (55,746)
       Gain (loss) on disposal of assets                       112,074            (2,363)
       Gain on sale of division                                     --         6,210,435
       Other income                                             77,354           595,673
                                                          ------------      ------------

              TOTAL OTHER INCOME (EXPENSE)                    (327,534)        5,379,748
                                                          ------------      ------------

              INCOME (LOSS) BEFORE INCOME TAX EXPENSE       (4,813,302)        4,365,881
                                                          ------------      ------------

INCOME TAX EXPENSE                                              21,120           382,390
                                                          ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                      (4,834,422)        3,983,491

MINORITY INTEREST                                              423,464           (67,773)
                                                          ------------      ------------

                    NET INCOME (LOSS)                     $ (4,410,958)     $  3,915,718
                                                          ============      ============

BASIC EARNINGS (LOSS) PER SHARE                           $      (0.03)     $       0.03
                                                          ============      ============

DILUTED EARNINGS (LOSS) PER SHARE                         $      (0.03)     $       0.03
                                                          ============      ============





                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED MAY 31,
                                                          ----------------------------
                                                             1998             1997
                                                                           (RESTATED)
                                                          -----------      -----------
NET SALES                                                 $ 1,880,708      $ 2,673,327

COST OF SALES                                               1,441,535        1,855,447
                                                          -----------      -----------

              GROSS MARGIN                                    439,173          817,880

       Selling, general and administrative expense          1,932,798        1,821,396
       Unusual charge - impairment loss                       203,500               --
                                                          -----------      -----------

              OPERATING LOSS                               (1,697,125)      (1,003,516)

OTHER INCOME/ (EXPENSE)
       Interest expense                                      (168,094)        (815,961)
       Joint venture loss                                     (44,945)         (18,667)
       Gain on disposal of assets                             111,939               --
       Gain on sale of division                                    --        6,210,435
       Other income (expense)                                  25,803          319,252
                                                          -----------      -----------

              TOTAL OTHER INCOME (EXPENSE)                    (75,297)       5,695,059
                                                          -----------      -----------

              INCOME (LOSS) BEFORE INCOME TAX EXPENSE      (1,772,422)       4,691,543
                                                          -----------      -----------

INCOME TAX EXPENSE                                             20,920          381,590
                                                          -----------      -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                     (1,793,342)       4,309,953

MINORITY INTEREST                                               6,754             (634)
                                                          -----------      -----------

                    NET INCOME (LOSS)                     $(1,786,588)     $ 4,309,319
                                                          ===========      ===========

BASIC EARNINGS (LOSS) PER SHARE                           $     (0.01)     $      0.04
                                                          ===========      ===========

DILUTED EARNINGS (LOSS) PER SHARE                         $     (0.01)     $      0.03
                                                          ===========      ===========




                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          MAY 31,
                                                                                 ----------------------------
                                                                                    1998              1997
                                                                                                   (RESTATED)
                                                                                 -----------      -----------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                                  $(4,410,958)     $  (393,601)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                          767,221          384,361
              (Gain) loss on sale of equipment                                      (112,074)           2,363
              Minority interest                                                     (423,464)          67,139
              Joint venture loss                                                     107,887           37,079
                  Reduction in carrying value of fixed assets                        366,000               --
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                              23,773       (1,558,905)
              (Increase) decrease in inventories                                     130,064         (278,352)
              Increase in prepaid expenses and other                                 (19,781)        (101,112)
              Increase (decrease) in accounts payable                                 (2,266)         956,603
              Decrease in income taxes payable                                       (40,000)              --
              Increase in accrued liabilities                                        140,099          222,091
                                                                                 -----------      -----------
                  TOTAL ADJUSTMENTS                                                  937,459         (268,733)
                                                                                 -----------      -----------

                  NET CASH USED IN OPERATING ACTIVITIES                           (3,473,499)        (662,334)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                   (302,230)        (383,937)
       Proceeds from sale of equipment                                               198,901            2,500
       Increase investment in joint venture                                          (63,000)         (42,000)
       (Increase) decrease in notes receivable                                       112,703         (197,663)
                                                                                 -----------      -----------
              NET CASH USED BY INVESTING ACTIVITIES                                  (53,626)        (621,100)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                            3,424,600           75,000
       Issuance of common stock                                                        3,750               --
       Borrowings under capitalized lease and other long-term obligations            185,005          311,375
       Payments on capitalized lease and other long term obligations                (382,563)        (335,804)
       Borrowings on line of credit                                                7,731,513        8,902,151
       Payments on line of credit                                                 (7,429,276)      (7,673,535)
                                                                                 -----------      -----------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                            3,533,029        1,279,187
                                                                                 -----------      -----------
NET INCREASE (DECREASE) IN CASH                                                        5,904           (4,247)
CASH, BEGINNING OF YEAR                                                               26,143           34,872
                                                                                 -----------      -----------
CASH, END OF YEAR                                                                $    32,047      $    30,625
                                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
       Interest paid                                                             $   208,919      $   354,701
                                                                                 ===========      ===========

       Income taxes paid                                                         $    61,120      $       800
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


NOTE 2. DISCONTINUED BUSINESS




In early July 1998, the Company decided to discontinue funding the operations of Pharma Labs, LLC (Pharma Labs), a 52% owned subsidiary. Pharma Labs and the Company, respectively, are currently negotiating with third parties for (i) the sale of approximately $623,000 of certain machinery and equipment of Pharma Labs, and/or (ii) the sale of the Company's ownership interest in Pharma Labs. To date no definitive agreements have been reached and there can be no assurances that either of the above transactions will be consummated in the future. Labs), a 52% owned subsidiary. The Company is currently negotiating the sale of Pharma Labs with outside investors.


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
                                                                            ==========


To date, the Company has loaned Pharma Labs $966,000 and Pharma Labs has trade receivables of $415,000 due from a Vietnam based business affiliated with the other member of Pharma Labs (the "Member"). Due to the poor financial condition of the Member, the Company estimates that the collectability of a substantial portion of the advances and trade receivables is doubtful. Accordingly, third quarter operating results include a bad debt provision of $676,000 on the Pharma Labs loan and $305,000 on the Vietnam receivable.


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


The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations and the capital requirements of Quality Care Pharmaceuticals, Inc. ("QCP"). The success of the Company's business operations is, in turn, dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the health care market and general economic conditions. Further, any forward looking statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward looking statements should not be relied upon as a prediction of actual future results.



RECENT DEVELOPMENTS



Due to the poor financial condition of the Member and the continued poor performance of Pharma Labs, in July 1998 the Company decided to discontinue funding the operations of Pharma Labs. Pharma Labs and the Company, respectively, are currently negotiating with third-parties for (i) the sale of approximately $623,000 of certain equipment of Pharma Labs, and/or (ii) the sale of the Company's ownership interest in Pharma Labs. To date no definitive agreements have been reached and there can be no assurances that either of the above transactions will be consummated in the future.


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


In addition, QCP is currently negotiating the purchase of the remaining membership interest in Rx Direct, LLC ("RxDirect"), not currently held by QCP. To date, no definitive agreement has been reached and there can be no assurances that this transaction will be consummated in the future.


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

SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses ("SG&A"), excluding the unusual charge discussed below, were $5,019,000, an increase of $640,000 compared to $4,379,000 during the same period last year. QCP's SG&A expense increased to $3,488,000 from $2,678,000 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's long term growth program and development of new product initiatives, as discussed in greater detail under "--Liquidity and Capital Resources."


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


INTEREST EXPENSE - Interest expense decreased to $409,000 from $1,368,000 in the same period last year primarily due to the repayment of the $3,750,000 term loan on April 7, 1997.


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


NET LOSS - As a result of the factors described above, the Company had a net loss of ($4,411,000) for the nine months ended May 31, 1998, as compared to net income of $3,916,000 for the nine months ended May 31, 1997. Losses from operations were ($4,486,000) in the first nine months of fiscal 1998 compared to operating losses of ($1,014,000) in the same period last year. QCP's operating losses increased to ($2,257,000) from ($790,000) in the prior year due to lower sales volume and higher SG&A expenses. Pharma Labs' operating loss was ($1,553,000) compared to an operating loss of ($336,000) in the prior year due primarily to lower sales volume, an inventory write down of ($200,000) and the ($433,500) impairment loss as previously discussed. GPI's operating losses were ($676,000) compared to an operating profit of $112,000 in the comparable period last year as a result of the loss of revenue due to the sale of the radiopharmaceutical business.



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
                                             ===========      ===========


At May 31, 1998, current assets were $3,638,000 compared to $3,256,000 at August 31, 1997. This increase was due primarily to a reclassification of property, plant and equipment to assets held for sale by Pharma Labs. At May 31, 1998, current liabilities were $6,934,000 compared to $3,132,000 at August 31, 1997. This increase was due primarily to an increase of $3,425,000 in notes payable to shareholders and directors of the Company. The proceeds from the notes payable were used primarily to fund the Company's negative cash flow from operations during the first nine months of fiscal 1998.


During the first nine months of fiscal 1998, SG&A increased compared to the same period last year due to its expansion and development efforts including: (i) expansion of QCP's sales department including the addition of key sales executives; (ii) expansion of QCP's sales operations in the eastern states;
(iii) expansion of the customer service department at QCP; and (iv) the expansion of QCP's information systems and programming department. The Company believes this expansion program will continue to require significant up-front expenditures both to service its existing business and to develop new lines of business.


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


At May 31, 1998, the Company was not in compliance with certain covenants of the Revolving Facility, including covenants regarding book net worth, debt service coverage, interest coverage, net income (loss) and capital expenditures. As a result of the default, the Bank has the right to terminate the Revolving Facility, declare the outstanding balance due and payable, and exercise other rights and remedies specified in the Revolving Facility agreement. To date, the Bank has not exercised its right to terminate the Revolving Facility. The Company is currently renegotiating the terms of the Revolving Facility with the Bank including amendments to remedy the non-compliance issues. However, there can be no assurance that the amendment will be available on terms acceptable to the Company, if at all. During this process, the Bank has allowed the Company to continue to make withdrawals from the Revolving Facility.


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


FUTURE OPERATIONS - The Company remains optimistic regarding the growth potential for QCP, and efforts continue to expand the Company's business through contract manufacturing and pursuit of increased "point-of-care" pharmaceutical dispensing business. If consummated, the proposed Pharma Lab transactions, discussed in Note 2 to the Consolidated Financial Statements, will allow the Company to concentrate its efforts and resources on QCP. The Company does not believe, based on the past performance of Pharma Labs, that the consummation of the proposed Pharma Lab transaction would adversely effect the Company's cash flow in future periods.


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


Key assumptions in the asset impairment test include several years of significant sales growth through the year of 2005 at a rate of approximately 20% per year and product cost reduction achieved through purchasing and volume efficiencies. Management feels this projection is achievable considering the size of the retail pharmacy market ($84 billion), the growth rate of competitors in the industry, and based on estimates of growth potential made by companies participating in the industry.


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



SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this Amendment No. 1 to Form 10-QSB for the period ending May 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            GOLDEN PHARMACEUTICALS, INC.
                                            (Registrant)




DATED:  July 22, 1998                       BY:  /s/    Gary P. Pryor
                                               -------------------------------
                                                Gary P. Pryor

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
 27.1                    Financial Data Schedule