Form 10KSB
period 1998-08-31
GOLDEN PHARMACEUTICALS INC
filed 1998-12-23
CIK 312651

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1998

                         COMMISSION FILE NUMBER: 0-9065

                          GOLDEN PHARMACEUTICALS, INC.
                 (Name of small business issuer in its charter)

        COLORADO                                            84-0645174
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

               3000 W. WARNER STREET, SANTA ANA, CALIFORNIA 92704
                (Address of principal executive office)(Zip Code)

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


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $ 6,443,863

Aggregate market value of the voting stock held by non-affiliates of the registrant as of NOVEMBER 30, 1998, was $6,882,955. This calculation is based upon the average of the bid ($.05) and asked ($.06) prices of the voting stock on November 30, 1998.

The number of shares of common stock outstanding as of NOVEMBER 30, 1998, was 125,144,644


Transitional Small Business Disclosure Format: Yes    NO X
                                                  ---   ---

================================================================================

PART I

ITEM 1.   DESCRIPTION OF BUSINESS

       GENERAL

       Golden Pharmaceuticals, Inc. (the "Company") was incorporated in 1973 under the name Mini-Dose Labs. In 1979, under the name Benedict Nuclear Pharmaceuticals, Inc., the Company completed its initial public offering of common stock. On October 7, 1992, the Company's name was changed to North American Chemical Corporation and on March 4, 1994 it was changed again to Golden Pharmaceuticals, Inc. From 1979 to April 1997, the Company's primary business was the manufacture and distribution of Sodium Iodide 123 (I-123) diagnostic capsules. In August 1995, the Company acquired Quality Care Pharmaceuticals, Inc. ("QCP"), a repackager and distributor of pharmaceutical products and in April 1997, the Company completed the sale of its assets related to the manufacture and distribution of I-123 capsules. See "Business Developments - Acquisition of Quality Care Pharmaceuticals, Inc." and "Business Developments - Sale of Radiopharmaceutical Division." The Company's main business is now the repackaging and distribution of pharmaceuticals through its wholly owned subsidiary, QCP.

       BUSINESS DEVELOPMENTS

       ACQUISITION OF QUALITY CARE PHARMACEUTICALS, INC. - In August 1995, the Company purchased all of the issued and outstanding common stock of QCP for a total purchase price of $3,718,750. QCP is engaged in the repackaging and distribution of pharmaceutical products and related computerized dispensing and patient tracking systems. QCP's customers include physicians, hospitals, group practices, managed care programs and other legally constituted medical facilities throughout the United States.

       RXDIRECT, LLC - On February 12, 1996, QCP entered into a joint venture agreement with the Visiting Nurses Association of Orange County ("VNA") to establish RxDirect, LLC ("RxDirect"), a mail order or direct delivery pharmacy. QCP provides ongoing management and logistical support to the joint venture. RxDirect is engaged in the dispensing of medications via mail or courier delivery to subscribers of their services. In October 1998, the Company and VNA signed an agreement pursuant to which VNA agreed to withdraw from the RxDirect joint venture upon payment of a withdrawal fee of $154,000, including accounts receivable of $47,761.

       ISO 9000 CERTIFICATION - On March 14, 1996, and May 13, 1996, QCP was certified by the International Organization for Standardization ("ISO 9000") as having the highest quality standards. ISO 9000's purpose is to establish common worldwide quality standards. The certification audit was performed by the French International Organization called Ascert. QCP believes that they are one of only a few domestic pharmaceutical repackagers that are currently ISO 9002 certified for their manufacturing plant and process.

       PHARMA LABS, LLC - On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs, LLC ("Pharma Labs"), a manufacturer and distributor of nutritional health products both domestically and internationally. The Company contributed $1,000,000 for 52% of the equity in Pharma Labs, LLC. As of August 31, 1998, the Company had loaned Pharma Labs $976,274 for inventory, leasehold improvements and operational support.

       On October 8, 1998, the Company and the other member of Pharma Labs "(Member") entered into a Unit Purchase Agreement whereby the Company purchased the Member's 48% interest in Pharma Labs for $35,000. On November 10, 1998, the Company entered into a Purchase Agreement with Adam Equities, Inc. "(AEI"), pursuant to which on December 3, 1998 AEI purchased substantially all of the assets of Pharma Labs for $150,000. In addition, the AEI assumed Pharma Labs' obligations under two (2) equipment leases and an affiliate of AEI entered into a sublease with the Company to sublease Pharma Labs' facility and reimbursed the Company $57,000 for a lease deposit on the facility. The Company also received a $250,000 payment from AEI pursuant to the terms of a Noncompete Agreement. See "Note G" to "Notes to Consolidated Financial Statements".

       SALE OF RADIOPHARMACEUTICAL DIVISION - On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing radiopharmaceuticals for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997, by and between the Company and Syncor Pharmaceuticals, Inc. Included in the sale was the New Drug Application (NDA) for the radiopharmaceuticals, the building that contains the manufacturing facility for this business, and all of the related equipment.

       JOINT MARKETING AGREEMENT WITH DORNOCH MEDICAL SYSTEMS, INC. - In July 1997, the Company and Dornoch Medical Systems, Inc. ("Dornoch") entered into a Joint Marketing Agreement ("JMA") whereby the Company agreed to market Dornoch's Redaway system, a medical infectious fluid collection and disposal system, in return for royalties on sales. In connection with the JMA, the Company was granted an option to purchase 220 shares of Dornoch common stock at a purchase price of $2,000 per share, which option would vest and be exercisable upon the sale of 80 Redaway systems through the Company's marketing efforts. Sales and royalties from this agreement have been negligible. In addition, Dornoch purchased 1,000,000 shares of the Company's common stock for $0.30 per share and was granted an option to purchase an additional 1,000,000 shares for $0.30 per share. In July 1998, the JMA was terminated by mutual consent and all stock purchase options were cancelled.

       PHARMACEUTICAL REPACKAGING INDUSTRY

       Pharmaceutical repackagers, such as QCP, repackage pharmaceuticals from bulk quantities into smaller units-of-use and dose measurements, thereby providing physicians, hospitals, managed care programs and group practices with the ability to dispense medication directly to patients at the point-of-care ("POC").

       Dispensing medication at the POC provides physicians, managed health care organizations and patients with a number of significant benefits. Unit-of-use medication is packaged under federal regulations which assures the highest level product quality, purity and safety. Unit-of-use medication may be significantly less expensive than comparable products dispensed from a retail pharmacy. Dispensing medication directly to the patient significantly improves drug therapy compliance, which results in better patient outcomes and reduces the need for additional medical services. This results in lower overall medical costs per patient per incident. In addition, POC dispensing provides greater patient census, patient convenience, patient retention and lower health care costs due to compliance.

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

       Every step in the production process, every tablet, capsule, bottle, cap, and label is 100% traceable. QCP maintains this information no less than one year past the original product's expiration date. In addition to the batch record, QCP maintains over 25 separate logs that must be completed every day the plant operates. These records document and monitor facility temperature, humidity, air pressure differentials, facility and equipment maintenance, equipment cleaning procedures, equipment process validation systems, and many other critical production and drug storage parameters to assure maximum product quality, purity, safety and traceability.

       QCP packages penicillin and cephalosporin antibiotics in separate negative air flow packaging rooms. This process is designed to prevent antibiotic contamination of non-antibiotic products, and cross contamination between penicillin and cephalosporin products. Antibiotic contamination of non-antibiotic drug products is a dangerous problem with the potential to occur at most pharmacies in the United States.

       DISTRIBUTION

       QCP ships orders for its products via United Parcel Service or other types of overnight delivery services. QCP's goal is to ship orders within twenty-four hours of receipt of the order.

       RxDirect ships orders for its products via UPS express delivery or overnight courier directly to customers. RxDirect's goal is that orders are shipped next day from receipt of order.

       SUPPLIERS

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

       BACKLOG

       The Company does not have significant backlogs but operates on a daily order and contract basis with its customers.

       MARKETING

       QCP markets its products directly to customers through independent sales representatives, corporate sales personnel, trade shows and its World Wide Web site.

       RxDirect markets through direct sales contact with selected potential customers, as well as through direct mail and magazine advertising.

       RESEARCH AND DEVELOPMENT

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

       COMPETITION

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

       Any change in government regulations cannot be predicted. The Company also cannot predict whether any agency will adopt regulations that will have a material effect on the Company's operations.

       In addition, a variety of state and local permits are required under regulations relating to the Company's products.

       PRODUCT LIABILITY AND INSURANCE

       The Company currently maintains product liability insurance in the aggregate amount of $5 million per occurrence and per year with a $2,500 deductible.

       EMPLOYEES

       As of December 1, 1998, the Company employed seventy-three (73) persons on a full-time basis. Additional employees are hired from time to time during peak production periods. None of the Company's employees are represented by a union or collective bargaining unit and management considers relations with employees to be good.

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

       During fiscal 1998, the Company sold a 2,000 square foot office building in Golden, Colorado. This facility was not in use.

       The Company believes its facilities and equipment are well maintained and in good operating condition and will satisfy its current manufacturing and processing needs.


ITEM 3.   LEGAL PROCEEDINGS

       The Company is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company has been a named defendant in a number of diet drug related personal injury lawsuits. These claims have been referred to the Company's product liability insurance carrier. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial positions.


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

             For the Year ended August 31, 1998                High          Low
             ----------------------------------                ----          ---

             1st Quarter                                   $   0.19            0.0625
             2nd Quarter                                       0.16            0.09
             3rd Quarter                                       0.12            0.07
             4th Quarter                                       0.085           0.035

             For the Year ended August 31, 1997                High          Low
             ----------------------------------                ----          ---

             1st Quarter                                 $     0.23            0.12
             2nd Quarter                                       0.32            0.12
             3rd Quarter                                       0.29            0.17
             4th Quarter                                       0.23            0.15

       These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

       As of November 30, 1998, there were approximately 2,600 shareholders of record of the Company's common stock.

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

       The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of the Company and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is, in turn, dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the pharmaceutical industry and general economic conditions. Further, any forward looking statements or statements speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

       RECENT DEVELOPMENTS

       The Company incurred a net loss of ($10,067,760) during the fiscal year ended August 31, 1998 and, as of that date, the Company's current liabilities exceeded its current assets by $5,435,000 and its total liabilities exceeded its total assets by $4,595,000. Also, the Company is not in compliance with the covenants of its revolving credit facility and must obtain alternative financing by February 1, 1999. These conditions, as well as others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements at August 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. See "Note C" to "Notes to Consolidated Financial Statements". The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

       For the last year, the Company has been operating in an increasingly difficult environment, and the Company expects to continue to operate in this environment for the foreseeable future. The Company's operations in fiscal 1998 and the first quarter of fiscal 1999 have consumed substantial amounts of cash and have generated significant net losses which reduced shareholder's equity to a deficit of $4,594,000 at August 30, 1998. Also, QCP has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near term. There is substantial doubt about the Company's ability to continue as a going concern.

       The Company's ability to continue as a going concern is dependent upon its ability to obtain funding to support the Company's operating losses, capital requirements and to replace the revolving credit facility, as to which no assurance can be given.

       RESULTS OF OPERATIONS

       FISCAL YEAR ENDED AUGUST 31, 1998, COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997 ($ ROUNDED TO NEAREST THOUSAND)

       NET SALES - Net sales for the fiscal year ended August 31, 1998, were $6,444,000, a decrease of $5,514,000 compared to $11,958,000 for the same period last year. The decrease is due to the loss of $2,370,000 in sales arising from the sale of the radiopharmaceutical business on April 7, 1997 and lower sales recorded at QCP and Pharma Labs.

       QCP recorded net sales of $5,502,000 in fiscal 1998 compared to $8,033,000 in fiscal 1997. The lower sales level was due to the loss of a private label customer and substantially lower diet drug business.

       Pharma Labs sales in fiscal 1998 were $941,000 compared to $1,555,000 last year. Last year's sales included substantial stocking orders primarily in the quarter ended February 28, 1997 of new product from a Vietnam distributor, affiliated with the Member, in anticipation of strong customer demand. Actual customer demand was well below expectations, which resulted in excess distributor inventory and depressed fiscal 1998 sales. Furthermore, in the last quarter of fiscal 1998, the Pharma Labs business was winding down and production was scaled back.

       COST OF SALES - Cost of sales as percentage of sales was 82% in fiscal 1998 compared to 68% for fiscal 1997. This increase in cost of sales as a percentage of sales from the prior year is due to the loss of higher margin sales from the radiopharmaceutic business in the current year due to the sale of that business in April 1997 and higher cost of sales at Pharma Labs. Pharma Labs' cost of sales increased from 76% of sales in the prior year to 142% of sales in the current year due primarily to lower selling prices, higher material costs, higher per unit overhead cost resulting from the lower sales volume and a $367,000 write off of inventory. QCP's cost of sales remained at 72% of net sales.

       SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A), excluding the unusual charges discussed below, were $6,819,000, an increase of $425,000 compared to $6,394,000 during fiscal 1997. QCP's SG&A expense increased to $4,788,000 from $4,181,000 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's long term growth program and development of new product initiatives, as discussed in greater detail under "Liquidity and Capital Resources." Golden's SG&A expense decreased $426,000 to $867,000 from $1,293,000 during the prior year. This decrease was due primarily to the elimination of SG&A expenses as a result of the sale of the radiopharmaceutical business. Pharma Labs' SG&A expense during fiscal 1998 was $1,164,000 compared to $920,000 during fiscal 1997 as a result of bad debt expenses of $383,000 during fiscal 1998.

       UNUSUAL CHARGES / IMPAIRMENT LOSS - Efforts to turn around the poor performance of Pharma Labs did not meet expectations, and the Company could no longer be assured that future cash flow from Pharma Labs would cover the carrying value of certain assets. Accordingly, Pharma Labs recorded a non-cash impairment loss of $943,000 related to the write-down of property, plant and equipment to estimated net realizable value and the write-off of capitalized non-compete agreement costs, net of amortization.

       GOODWILL IMPAIRMENT CHARGE - Based on the current year's operating loss and negative cash flow from operations from operations, combined with a history of operating losses and negative cash flow from operations, the Company has determined that significant uncertainty exists regarding the recoverability of the carrying value of goodwill. Accordingly, a $3,510,000 goodwill impairment charge was recorded in the fourth quarter of fiscal 1998.

       INTEREST EXPENSE - Interest expense decreased to $598,000 from $1,456,000 in fiscal 1997 primarily due to the repayment of the $3,750,000 term loan on April 7, 1997.

       GAIN ON DISPOSAL OF ASSETS - In fiscal 1998, the Company recorded a $112,000 gain on the sale of a building located in Golden, Colorado. This facility was no longer needed due to the consolidation of the Company's operations in California.

       NET INCOME (LOSS) - The Company reported a net loss of ($10,068,000) for fiscal 1998 as compared to a net income of $1,821,000 for fiscal 1997. The fiscal 1998 net loss was primarily due to operating losses of ($10,131,000) compared to an operating loss of ($2,583,000) in the prior year. Contributing to the current year operating loss was a $3,510,000 goodwill impairment charge as discussed above, and a $943,000 unusual charge - impairment loss related to the revaluation of Pharma Labs property, plant and equipment and write-off of an intangible asset pertaining to a non-compete agreement. The current year operating loss also includes the following items related to the shut down of Pharma Labs; a $367,000 write-off of inventory, a $415,000 write-off of a trade receivable from a Vietnam based business and a $676,000 bad debt provision taken against working capital loans made to Pharma Labs.

       FOURTH QUARTER ADJUSTMENTS - Operating results for the fourth quarter of fiscal 1998 include the following adjustments: (i) A $385,000 write down of property held for sale to re-value Pharma Labs assets to their selling price as specified in a pending sale contract. (ii) A $125,000 adjustment to re-instate a payable due to the other member of Pharma Labs in accordance with a non-complete agreement. These adjustments were included in the category unusual charges impairment loss. And (iii), a $167,000 write-off of Pharma Labs inventory was charged to cost of sales in the fourth quarter of fiscal 1998.

       As disclosed in "Note R" to "Notes to Consolidated Financial Statements", a $3,510,000 goodwill impairment charge was recorded in the fourth quarter of fiscal 1998.

       FISCAL YEAR ENDED AUGUST 31, 1997, COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1996 ($ ROUNDED TO NEAREST THOUSAND)

       NET SALES - Net sales for the fiscal year ended August 31, 1997, increased 18% to $11,958,000 from $10,157,000 for the fiscal year ended August 31, 1996. This increase is primarily due to (1) a 33% or $2,015,000 increase in QCP sales due to an expanded customer base and (2) a full year of Pharma Labs sales of $1,555,000 compared to sales of $249,000 in the prior start-up year. These increases were partially offset by a $1,517,000 decline in the Company's sales as a result of the sale of its radiopharmaceutical business in April 1997.

       COST OF GOODS SOLD - Cost of goods sold as a percentage of sales increased to 68.1% for the fiscal year ended August 31, 1997, as compared to 64.4% for the fiscal year ended August 31, 1996. This increase is primarily attributable to the loss of gross margin from the sale of the Company's radiopharmaceutical business.

       SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administration expenses ("SG&A") increased to $6,394,000 in fiscal 1997 from $3,872,000 in the prior year. QCP's SG&A spending increased to $4,181,000 from $2,202,000 in the prior year due to increased spending on staffing and infrastructure costs to support QCP's growth program. QCP's selling and marketing expenses increased $1,049,000 from the prior year primarily to support sales force expansion and addition of key management positions. QCP's general and administrative expenses increased $930,000 from the prior year due primarily to (1) increases in staffing and related expenses, (2) higher facility and overhead costs, (3) formation of an MIS department, and (4) higher bad debt expense. The remainder of the increase in SG&A was a result of Pharma Labs' SG&A increasing to $920,000 in the current year from $166,000 in fiscal 1996. This increase is a result of a full year of Pharma Labs operation in fiscal 1997 compared to two months in fiscal 1996. These increases were partially offset by GPI's SG&A expense decrease of $191,000 from the prior year level of $1,485,000 due to the sale of the radiopharmaceutical business in April, 1997.

       NET INCOME - The Company reported net income of $1,821,000 for fiscal 1997 as compared to a net loss of ($992,000) for fiscal 1996. The fiscal 1997 net income level was attained primarily due to the $6,210,000 gain on the sale of the radiopharmaceutical business in April 1997. Losses from operations were ($2,583,000) in fiscal 1997, compared to an operating loss of ($254,000) in the prior year. The 1997 operating losses were due primarily to significantly increased spending on staff and infrastructure in support of long term growth plans. Fiscal 1997 net income was also negatively impacted by interest expense of $1,456,000 up from $807,000 in the prior year, income tax expense of $642,000 and benefited from a favorable minority interest allocation of $269,000.

       FOURTH QUARTER ADJUSTMENTS - Operating results for the fourth quarter of fiscal 1997 include the following adjustments: a $483,000 reduction to other income and notes receivable to eliminate revenue due under the terms of the June 14, 1996, Guarantee Agreement with the other member of Pharma Labs. Collectability of this amount is not reasonably assured. Accruals were made to reflect the impact of the September 1997, Pondimin and Redux diet drug product withdrawal. Net sales and receivables were decreased $238,000 for estimated returns applicable to fiscal 1997 sales, and cost of sales was decreased and receivables increased by $197,000 for the estimated cost of the returned product and estimated refund due from the product manufacturer.

       An additional $222,000 provision for doubtful accounts was made in the last quarter primarily due to adverse conditions in the diet clinic industry. The diet drug withdrawal and adverse publicity in the media have negatively impacted many of the Company's diet clinic customers.

       LIQUIDITY AND CAPITAL RESOURCES ($ ROUNDED TO NEAREST THOUSAND)

       The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of August 31, 1998, as compared to August 31, 1997.

                                                                 August 31, 1998     August 31, 1997
                                                                 ---------------     ---------------
              Current assets                                       $ 2,471,000        $ 3,256,000
              Current liabilities                                    7,906,000          3,132,000
                                                                   -----------        -----------

              Net working capital (deficiency)                     $(5,435,000)       $   124,000


       At August 31, 1998, current assets were $2,471,000, a decrease of $785,000 from the prior year end. Decreases in inventory and trade receivables of $447,000 and $401,000, respectively, from fiscal 1997 year end levels were partially offset by a reclassification of $150,000 in Pharma Labs assets held for sale to the current assets category. The decrease in inventory was due to the following: Pharma Labs' inventory decreased to $0 from $539,000 at last year end as a result of the wind-down of Pharma Labs' business. Partially offsetting the Pharma Labs' inventory decline was an increase in QCP inventory to accommodate an expanded product line. The decrease in trade receivables was primarily due to a $526,000 decrease in Pharma Labs' trade receivables as a result of the wind-down of Pharma Labs' business.

       At August 31, 1998, current liabilities were $7,906,000, an increase of $4,774,000 from the prior year end, primarily due to an increase in notes payable - related parties of $4,399,000, and an increase in accrued interest on these notes of $313,000.

       The Company has capitalized leases and operating leases for equipment, facilities and a vehicle used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $311,000 and $367,000, respectively, for the fiscal year ending August 31, 1999.

       As of August 31, 1998, the Company had net operating loss carry forwards for federal income tax purposes of approximately $15,255,000. The net operating loss carry forwards will expire in the years 1998 through 2013. The Company's ability to utilize its net operating loss carry forwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. The Company has established a valuation allowance against 100% of the net operating loss carry forwards because it is uncertain whether the Company will utilize these carry forwards due to continuing operating losses.

       Prior to September 1997, the Company's primary source of funds for working capital was the Company's revolving facility with the Bank. At August 31, 1998, the balance outstanding was $834,000, and the interest rate under the Revolving Facility was 11.5%. The Revolving Facility is collateralized by QCP's accounts receivable and inventory, and availability under the Revolving Facility is determined based on eligible accounts receivable and inventory.

       At August 31, 1998, the Company was not in compliance with certain covenants of the Revolving Facility, including covenants regarding book net worth, debt service coverage, interest coverage, net income (loss) and capital expenditures. The Company re-negotiated the terms of the Credit Agreement with the Bank, including re-negotiation of the above covenants, and an Amended and Restated Credit Agreement ("Credit Agreement Amendment") was signed by both parties on August 7, 1998, but the effectiveness of the Credit Agreement Amendment was conditional upon the Company obtaining a $2.5 million capital investment by August 31, 1998.

       To date the Company has not obtained the $2.5 million capital investment, and on October 27, 1998, the Bank informed the Company of its decision to; (1) implement an additional one percent (1%) default rate of interest provided for the Credit Agreement, retroactive back to July 31, 1998; (2) reduce the maximum loan commitment level to $1.0 million; and (3) terminate the credit agreement on February 1, 1999. In such letter, the Bank also reserved its right to take further action with respect to the defaults in the future. If the Company is unable to repay the Revolving Facility or obtain substitute financing, the Bank has the right to, among other things, (i) accelerate all unpaid principal and interest with respect to all debts, liabilities or obligations owed to the Bank by QCP,
       (ii) put account debtors of QCP on notice that payments due QCP should be made to a lockbox for the benefit of the Bank, collect such payments and apply such collections to payment of the obligations owed to the Bank,
       (iii) occupy all premises where QCP conducts business without payment of rent and (iv) foreclose its security interest in all the equipment, general intangibles, inventory and receivables owned by QCP. The Company is seeking alternative working capital financing sources, but has no commitment for such financing in place and there can be no assurance that it will be able to obtain any such financing.

       The Company has been unable to borrow sufficient amounts under the Revolving Facility to finance its working capital requirements. In order to help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes which provide for interest at the Bank's prime plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in aggregate were $5,014,200 ($4,544,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III) and $5,364,200 ($4,894,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III) at August 31, 1998, and December 1, 1998, respectively. Certain of the promissory notes ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch
       G. Gothard, at August 31, 1998) were payable on demand or no later than April 1, 1998 and, accordingly, are past due. Pursuant to a letter dated October 30, 1998, Charles R. Drummond committed not to demand payment of, or take any action to collect, the promissory notes owed him until August 31, 1999 or such time as the Company has the ability to repay such promissory notes. The promissory notes payable to Charles R. Drummond are fully subordinate for all purposes to the security interest of the Bank.

       The Company has suffered substantial recurring losses from operations. The Company has incurred a net loss of ($10,067,760) during the fiscal year ended August 31, 1998, and, as of that date, the Company's current liabilities exceeded its current assets by $5,435,000 and its total liabilities exceeded its total assets by $4,595,000. These factors, in combination with the matters discussed in the previous paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Approximately $5 million may be required to support the Company's ongoing operations, exclusive of debt repayments, through August 31, 1999. To date, the Company does not have any commitments with respect to such financing and there can be no assurance that financing will be available to the Company on terms acceptable to the Company, if at all. The Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and to refinance the Credit Facility. The

       Company's shareholder deficit, and continuing losses create serious risk of loss for the holders of the Company's securities.

       DISCLOSURE OF SIGNIFICANT RISK AND UNCERTAINTY

       At August 31, 1998, the Company conducted a test for asset impairment in accordance with financial Accounting Standard 121. It is management's opinion that, exclusive of the write-downs for Pharma Labs and the write-off of goodwill, no additional impairment loss occurred. QCP has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses in the near term.

       Key assumptions in the asset impairment test include reversal of recent operating losses and sales declines, several years of significant sales growth, and product cost reduction achieved through purchasing and volume efficiencies. Management feels this projection is achievable considering the size of the retail pharmacy market ($84 billion), the growth rate of competitors in the industry, and based on estimates of growth potential made by companies participating in the industry.

       If management's assumptions prove too optimistic, an impairment charge, based on an undiscounted cash flow analysis, would result. The impairment charge would be computed based on the excess of carrying value over the fair value of assets. This would result in a valuation adjustment to the $1,293,000 in property, plant and equipment.

       Accordingly, it is reasonably possible that the results of the impairment test may change in the future and an impairment loss may result.

       YEAR 2000

       The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company is currently planning to install a new business software package in 1999 to accommodate business growth and upgrade current systems. This package is year 2000 compliant. An initial assessment has been completed and the incremental cost of achieving Year 2000 compliance, exclusive of the upgrade cost for the new software previously discussed, is estimated to be not material. Timely implementation of the new business software package is critical to year 2000 compliance. Cost will be expensed as incurred and are estimated to continue through fiscal 1999.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

       The following persons hold the positions indicated.

                                        Principal Occupation or Employment During the Past Five Years;         Director
           Name & Age                                         Other Directorships                               Since
           ----------                 ----------------------------------------------------------------          -----
           Charles R. Drummond        Chairman of the Board of Directors, Chief Executive Officer and            1991
           (55)                       Treasurer of the Company since 1992. Owner and operator of Drummond
                                      Ranches, a cattle ranching operation in Pawhuska, Oklahoma, since
                                      1965. Partner in Drummond and Hull Oil Company.

                                      Director. Co-owner of Drummond Land and Cattle Company since
           Ladd A. Drummond           January 1991; operator of risk management and investment                   1994
           (29)                       businesses.

           Arch G. Gothard, III       Director. President of First Kansas, Inc. since October 1988. Mr.          1995
           (53)                       Gothard is also serves as a director of First State Bank, Kenco
                                      Plastics, Inc., LDI, Inc., Pay Phone Concepts, Inc. and Collins
                                      Industries, Inc.

           John H. Grant              Vice Chairman & Secretary of the Board of Directors and Chief              1990
           (56)                       Operating Officer of QCP. Professor of Business Administration,
                                      University of Pittsburgh, Pennsylvania from January 1972 to August
                                      1997.

           Gary P. Pryor              Vice President, Finance since July 1997. Chief Financial Officer at        N/A
           (49)                       Johnston Sweeper Company from June 1995, to June 1997, and Vice
                                      President, Finance, at Bicore Monitoring Systems, Inc. from
                                      December 1991 to June 1995.

           Richard G. Wahl            Director. Owner and President of MRD Construction Incorporated,            1993
           (62)                       since 1964. Mr. Wahl also serves as managing partner of both G & W
                                      Construction of Evergreen, Colorado, and Willow Ridge Conference
                                      Center of Morrison, Colorado.


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

       SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE - Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

       Based solely on its review of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all
       Section 16(a) filing requirements applicable to its officers, directors and greater-than-ten-percent beneficial owners were filed in compliance with all applicable filing requirements.

       ITEM 10.  EXECUTIVE COMPENSATION

       The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

         --------------------------------------------------------------------------------------------------------------------
                                                       SUMMARY COMPENSATION TABLE
         --------------------------------------------------------------------------------------------------------------------
                                                               ANNUAL                           LONG-TERM
                                                            COMPENSATION                   COMPENSATION AWARDS
         --------------------------------------------------------------------------------------------------------------------
                    (a)                        (b)              (c)              (d)               (g)               (i)
         --------------------------------------------------------------------------------------------------------------------
                                                                                                SECURITIES        ALL OTHER
         NAME & PRINCIPAL POSITION                                                              UNDERLYING       COMPENSATION
                                               YEAR          SALARY ($)       BONUS ($)       OPTIONS/SARS (#)        ($)
         --------------------------------------------------------------------------------------------------------------------
         Charles R. Drummond                   1998             150,000               -0-          -0-             24,000 (1)
         Chairman, Chief Executive             1997             150,000               -0-          -0-             24,000 (1)
         Officer and Treasurer                 1996             125,000           25,000           -0-                 -0-
         --------------------------------------------------------------------------------------------------------------------
         John H. Grant                         1998             105,000               -0-          -0-                 -0-
         Vice Chairman, Chief Operating        1997               8,750               -0-          -0-                 -0-
         Officer and Secretary                 1996                  -0-              -0-          -0-                 -0-
         --------------------------------------------------------------------------------------------------------------------
         Bruce A. Goldberg (2)                 1998             105,000               -0-          -0-                 -0-
         President, GPI                        1997             104,000               -0-          -0-                 -0-
                                               1996             104,000           20,000           -0-                 -0-
         --------------------------------------------------------------------------------------------------------------------


       (1) Living Allowance.
       (2) Mr. Goldberg is no longer an employee of the Company.

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

       EMPLOYMENT AGREEMENTS - On September 1, 1991 the Company entered into an employment agreement with Mr. Charles R. Drummond whereby Mr. Charles R. Drummond was employed by the Company beginning on September 1, 1991 for a period of three years or the termination of the employment agreement. Pursuant to the terms of the agreement, Mr. Charles R. Drummond's duties are to act as Chairman of the Board and Secretary of the Company. The agreement provides that Mr. Charles R. Drummond will be paid an annual salary subject to periodic increases from time to time at the sole discretion of the Board. The agreement provides that Mr. Charles R. Drummond's employment with the Company may be terminated for cause, as defined therein. If Mr. Charles R. Drummond's employment is terminated without cause, the Company shall pay Mr. Charles R. Drummond, in addition to amounts accrued during the respective periods prior to such termination, severance pay in an amount equal to the amount of compensation that would otherwise be payable to Mr. Charles R. Drummond under the agreement. The Board and Mr. Charles R. Drummond have agreed to extend the employment agreement on a year to year basis. Mr. Charles R. Drummond's salary for the period of September 1, 1998, through August 31, 1999, will be $190,000 plus a living allowance of $60,000.

       In 1997, the Company entered into an employment agreement with John H. Grant for a period of five years or until termination of the agreement. Mr. Grant's duties include service as Vice Chairman of the Board at a minimum annual salary of $95,000. He is currently being paid a salary of $105,000 per year.

       In October 1992, the Company adopted a Performance Stock Option Plan (the "Plan"), approved by the shareholders, for the benefit of employees, officers and directors of the Company, including the executive officers referred to in the Summary Compensation Table. The Stock Option Committee of the Board of Directors selects the optionee and determines the terms and conditions of the stock option grants. As of August 31, 1998, options to purchase 950,000 shares of common stock were outstanding pursuant to the Plan.

       COMPENSATION OF DIRECTORS - Directors who are not employees of the Company are entitled to $1,500 for each board meeting attended in person, and $500 for each committee meeting attended in person plus reimbursement for travel and other expenses relating to attendance at each such meeting.

       ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information regarding beneficial ownership of outstanding shares of common stock as of November 30, 1998, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company's common stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year; and (iii) all directors and executive officers of the Company as a group.

                                                           Shares
                Name                                 Beneficially Owned              Percent of Class
                ----                                 ------------------              ----------------

                Timothy E. Drummond(1)                     15,154,546                      12%
                623 Kihekah
                Pawhuska, Oklahoma  74056

                Charles R. Drummond(1)                     29,086,376                      23%
                3000 West Warner Avenue
                Santa Ana, CA 92704

                John H. Grant (1)                           2,314,435                       2%
                3000 West Warner Avenue
                Santa Ana, CA 92704

                Richard G. Wahl(1)                          3,227,594                       3%
                150 Buckboard, Box 1328
                Edwards, CO  81632

                Ladd A. Drummond(1)                        15,233,203                      12%
                623 Kihekah
                Pawhuska, Oklahoma  74056

                Arch G. Gothard, III(1)                     3,126,804                       3%
                Box 5950
                Breckenridge, CO  80424

                Bruce A. Goldberg(1)                        6,561,000                       5%
                5225 Dayton St.
                Greenwood, CO 80111

                Daniel B. Guinn(1)                          2,100,000                       2%
                3000 West Warner Avenue
                Santa Ana, CA  92704

                All executive officers
                and directors as a group
                (six persons)(1)                           55,088,412                      44%

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

       ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In August 1995, the Company issued 2,000,000 shares of its common stock to a corporation of which Mr. Charles R. Drummond is the sole shareholder in order to have the Company released from a contingent liability. This matter has been resolved and the shares are in the process of being transferred back to the Company.

       In January 1997, the Company issued 2,000,000 shares of its common stock to Daniel B. Guinn, President of QCP, as consideration for terminating an employment agreement originally entered into July 9, 1995. The agreement terminating the employment agreement was effective March 9, 1996, but the common stock issued as consideration was not issued until January 1997.

       The Company is due $34,445 from a related entity with common shareholders and officers. The amount due the Company has been guaranteed by the shareholders. The related shareholders are as follows: Charles R. Drummond, Bruce A. Goldberg, Daniel B. Guinn, and Arch G. Gothard, III, all of whom are officers or directors of the Company.

       RxDirect subleases approximately 1,500 square feet at the Santa Ana, California, facility for $7,800 per year.

       LOANS FROM SHAREHOLDERS AND DIRECTORS - During the fiscal year ended August 31, 1998, and subsequent to the end of the year, the Company obtained financing through the issuance of notes payable to certain shareholders and directors of the Company. The amounts outstanding through the issuance of these notes payable were $5,014,200 ($4,544,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard III) and $5,364,200 ($4,894,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard III) at August 31, 1998, and December 1, 1998, respectively.

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

       3.     Exhibits

Exhibit No.                      Description
-----------                      -----------

    3.1(1)         Articles of Incorporation filed October 4, 1973.

    3.2(1)         Articles of Amendment to Articles of Incorporation filed December 22, 1976.

    3.3(1)         Articles of Amendment to Articles of Incorporation filed August 25, 1978.

    3.4(1)         Articles of Amendment to Articles of Incorporation filed June 15, 1979.

    3.5(1)         Articles of Amendment to Articles of Incorporation filed January 12, 1981.

    3.6(1)         Articles of Amendment to Articles of Incorporation filed June 16,1987.

    3.7(1)         Articles of Amendment to Articles of Incorporation filed October 9, 1992.

    3.8(2)         Articles of Amendment to Articles of Incorporation filed December 16, 1997

    3.9(1)         Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed
                   December 9, 1987.

    3.10(1)        Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock
                   filed December 14, 1987.

    3.11(1)        Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock
                   filed February 5, 1988.

    3.12(1)        Certificate of Designation of Class A Convertible Preferred Stock filed October 12,
                   1990.

    3.13(3)        Second Amended and Restated Bylaws

    4.2(1)         Specimen Certificate for Common Stock, no par value per share.


    10.1(3)        Amended and Restated Credit and Security Agreement dated August 7, 1995 among the
                   Company, Quality Care Pharmaceuticals, Inc. and Norwest Credit, Inc.

    10.2(4)        Operating Agreement dated June 14, 1996 between the Registrant and Pharma France, Inc.

    10.3*          Form of Promissory Notes executed by the Company in favor of Charles R. Drummond.
                   Schedule A sets forth the date and principal amount of each promissory note.

    10.4*          Form of Promissory Notes executed by the Company in favor of Arch G. Gothard, III.
                   Schedule B sets forth the date and principal amount of each promissory note.

    10.5*          Purchase Agreement dated November 10, 1998 by and among Adams Equities, Inc., Pharma
                   Labs, LLC, GMP Laboratories of America and Golden Pharmaceuticals, Inc.

    10.6*          Agreement Not to Compete dated November 10, 1998 among Pharma Labs, LLC, Golden
                   Pharmaceuticals, Inc.

    21(2)          Subsidiaries of the Registrant.

    27*            Financial Data Schedule.

    (b)            Reports on Form 8-K

                   None.

-------------

(1) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1991, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1997, as filed with the Securities and Exchange Commission

(3) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1995, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1996, as filed with the Securities and Exchange Commission.


*    Filed herewith.

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                           AND SUPPLEMENTAL SCHEDULES

                                                                                       Page
                                                                                       ----
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants                                     F-2

Consolidated Balance Sheets as of August 31, 1998 and 1997                             F-3

Consolidated Statements of Operations for the Years Ended
   August 31, 1998 and 1997                                                            F-5

Consolidated Statement of Stockholders' Equity (Deficit)
    for the Years Ended August 31, 1998 and 1997                                       F-6

Consolidated Statements of Cash Flows for the Years Ended
   August 31, 1998 and 1997                                                            F-7

Notes to Consolidated Financial Statements                                             F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Golden Pharmaceuticals, Inc.
Golden, Colorado

We have audited the accompanying consolidated balance sheets of Golden Pharmaceuticals, Inc. (a Colorado corporation) and Subsidiaries as of August 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Pharmaceuticals, Inc. and Subsidiaries as of August 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $10,067,760 during the year ended August 31, 1998, and, as of that date, the Company's current liabilities exceeded its current assets by $5,435,192 and its total liabilities exceeded its total assets by $4,594,824. These factors, among others, as discussed in Note C to The financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainly.


GRANT THORNTON LLP


Denver, Colorado
October 28, 1998 (except for Note T, as to which the date is December 3, 1998)

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  AUGUST 31,
                                                                          ------------------------
                                                                             1998          1997
                                                                          ----------    ----------
CURRENT ASSETS

       Cash                                                               $   61,860    $   26,143
       Trade receivables, net of allowance for doubtful accounts of
          $535,945 and $446,834 at August 31, 1998 and 1997                1,377,291     1,778,321
       Notes receivable                                                      139,797       252,500
       Inventories                                                           577,947     1,024,689
       Prepaid expenses and other                                            141,144       174,768
       Net assets held for sale                                              173,000          --
                                                                          ----------    ----------

              TOTAL CURRENT ASSETS                                         2,471,039     3,256,421

PROPERTY, PLANT AND EQUIPMENT - AT COST                                    2,166,642     3,362,288
       Less accumulated depreciation and amortization                        873,325       908,804
                                                                          ----------    ----------

              TOTAL PROPERTY, PLANT & EQUIPMENT                            1,293,317     2,453,484

OTHER ASSETS
       Goodwill, less accumulated amortization of $422,784 at
       August 31, 1997                                                          --       3,740,525
       Intangibles - net of accumulated amortization of $1,933 and
       $1,133 at August 31, 1998 and 1997                                     10,067        10,867
       Non-compete agreement                                                  69,050       331,076
       Investment in joint venture                                              --           1,866
                                                                          ----------    ----------

              TOTAL OTHER ASSETS                                              79,117     4,084,334
                                                                          ----------    ----------

                      TOTAL ASSETS                                        $3,843,473    $9,794,239
                                                                          ==========    ==========



                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS - continued

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    AUGUST 31,
                                                                            -----------------------------
                                                                                1998             1997
                                                                            ------------     ------------
CURRENT LIABILITIES
       Notes payable                                                        $    833,639     $    743,168
       Notes payable - related parties                                         5,014,200          615,000
       Current maturities of long-term debt                                      212,228          262,506
       Current maturities of capitalized lease obligations                       224,588          202,061
       Accounts payable                                                        1,142,999        1,041,639
       Income taxes payable                                                         --             40,000
       Accrued liabilities
              Salaries, wages and other compensation                              47,070          161,277
              Interest                                                           316,854            3,506
              Other                                                              114,653           63,250
                                                                            ------------     ------------
              TOTAL CURRENT LIABILITIES                                        7,906,231        3,132,407

LONG-TERM OBLIGATIONS, less current maturities                                    25,000           80,903

CAPITALIZED LEASE OBLIGATIONS, less current maturities                           467,191          528,774

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                        39,875             --

CONTINGENCIES AND COMMITMENTS                                                       --               --

MINORITY INTEREST                                                                   --            582,969

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock - no par value; 200,000,000 shares authorized;
       128,451,873 and 128,416,847 issued; 125,162,873 and
       125,127,847 outstanding in 1998 and 1997, respectively                 24,714,858       24,709,383

       Preferred stock - no par value; 10,000,000 shares authorized
       Class A 15%/ 30% cumulative convertible, 29,653 shares issued
       and outstanding in 1998 and 1997                                          292,558          292,558

       Dividends accrued on preferred stock                                      236,419          234,363
                                                                            ------------     ------------
                                                                              25,243,835       25,236,304
       Accumulated deficit                                                   (29,744,527)     (19,672,986)
                                                                            ------------     ------------
                                                                              (4,500,692)       5,563,318
       Less common stock in treasury at cost, 3,289,000 shares at
       August 31, 1998 and 1997                                                   94,132           94,132
                                                                            ------------     ------------
              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (4,594,824)       5,469,186
                                                                            ------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)                                                                $  3,843,473     $  9,794,239
                                                                            ============     ============

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                            FOR THE YEAR ENDED AUGUST 31,
                                                           -------------------------------
                                                                1998              1997
                                                           -------------     -------------
NET SALES                                                  $   6,443,863     $  11,957,841

COST OF SALES                                                  5,302,545         8,146,734
                                                           -------------     -------------

              GROSS MARGIN                                     1,141,318         3,811,107

       Selling, general and administrative expense             6,819,170         6,394,291
       Unusual charge - impairment loss                          943,275              --
       Goodwill impairment charge                              3,509,847              --
                                                           -------------     -------------
              OPERATING LOSS                                 (10,130,974)       (2,583,184)

OTHER INCOME (EXPENSE)
       Interest expense                                         (598,160)       (1,456,439)
       Joint venture loss                                       (125,741)          (71,358)
       Gain on disposal of division                                 --           6,210,434
       Gain (loss) on disposal of assets                         112,074            (2,048)
       Other income (expense)                                     99,786            96,507
                                                           -------------     -------------

              TOTAL OTHER INCOME (EXPENSE)                      (512,041)        4,777,096
                                                           -------------     -------------

              INCOME (LOSS) BEFORE                           (10,643,015)        2,193,912
              INCOME TAX EXPENSE

INCOME TAX EXPENSE                                                 7,714           642,390
                                                           -------------     -------------

INCOME (LOSS) BEFORE MINORITY INTEREST                       (10,650,729)        1,551,522

MINORITY INTEREST                                                582,969           269,404
                                                           -------------     -------------

                    NET INCOME (LOSS)                      $ (10,067,760)    $   1,820,926
                                                           =============     =============


BASIC EARNINGS (LOSS) PER SHARE                            $        (.08)    $         .01
                                                           =============     =============

DILUTED EARNINGS (LOSS) PER SHARE                          $        (.08)    $         .01
                                                           =============     =============

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
       Basic                                                 125,149,055       122,192,311
                                                           =============     =============

       Diluted                                               125,149,055       122,687,952
                                                           =============     =============

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  FOR THE YEARS ENDED AUGUST 31, 1998 AND 1997



                                                COMMON STOCK                 PREFERRED STOCK
                                         ------------------------------------------------------------
                                                                                                         OBLIGATION
                                                                                 15% / 30%                TO ISSUE
                                                                                 CUMULATIVE                COMMON
                                                                         ----------------------------       STOCK
                                            SHARES          AMOUNT          SHARES          AMOUNT          AMOUNT
                                         ------------    ------------    ------------    ------------    ------------

BALANCE - September 1, 1996               124,063,778    $ 23,867,384          29,653    $    292,558    $    200,000
Accrued dividends on preferred
stock (Note L)                                   --              --              --              --              --
Conversion of debt, bonus and
     services to common stock                 353,069         241,999            --              --              --
Common stock issued pursuant to
     joint marketing agreement
     (Note D)                               1,000,000         300,000            --              --              --
Stock options exercised                     1,000,000         100,000            --              --              --
Common stock issued as
     consideration for terminating
     employment agreement                   2,000,000         200,000            --              --          (200,000)
Net income                                       --              --              --              --              --
                                         ------------    ------------    ------------    ------------    ------------
BALANCE - August 31, 1997                 128,416,847    $ 24,709,383          29,653    $    292,558    $       --
Accrued dividends on preferred
     stock (Note L)                              --              --              --              --              --
Conversion of debt, dividends
     payable and services to
     common stock                              35,026           5,475            --              --              --
Net Loss                                         --              --              --              --              --
                                         ------------    ------------    ------------    ------------    ------------
BALANCE - August 31, 1998                 128,451,873    $ 24,714,858          29,653    $    292,558    $       --
                                         ============    ============    ============    ============    ============






                                            DIVIDENDS
                                            ACCRUED ON
                                             PREFERRED        ACCUMULATED           TREASURY STOCK
                                               STOCK            DEFICIT       ----------------------------
                                               AMOUNT           AMOUNT           SHARES         AMOUNT
                                            ------------     ------------     ------------    ------------

BALANCE - September 1, 1996                 $    450,740     $(21,478,789)       3,289,000    $     94,132
Accrued dividends on preferred
stock (Note L)                                    15,123          (15,123)            --              --
Conversion of debt, bonus and
     services to common stock                   (231,500)            --               --              --
Common stock issued pursuant to
     joint marketing agreement
     (Note D)                                       --               --               --              --
Stock options exercised                             --               --               --              --
Common stock issued as
     consideration for terminating
     employment agreement                           --               --               --              --
Net income                                          --          1,820,926             --              --
                                            ------------     ------------     ------------    ------------
BALANCE - August 31, 1997                   $    234,363     $(19,672,986)       3,289,000    $     94,132
Accrued dividends on preferred
     stock (Note L)                                3,781           (3,781)            --              --
Conversion of debt, dividends
     payable and services to
     common stock                                 (1,725)            --               --              --
Net Loss                                            --        (10,067,760)            --              --
                                            ------------     ------------     ------------    ------------
BALANCE - August 31, 1998                   $    236,419     $(29,744,527)       3,289,000    $     94,132
                                            ============     ============     ============    ============


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE YEARS ENDED AUGUST 31,
                                                                                       -----------------------------
                                                                                           1998             1997
                                                                                       ------------     ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net income (loss)                                                               $(10,067,760)    $  1,820,926
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                 806,548          777,955
              (Gain) Loss on disposal of property, plant and equipment                     (112,074)           2,048
              Gain on sale of division                                                         --         (6,210,434)
              Unusual charge - impairment loss                                              943,275             --
              Goodwill impairment charge                                                  3,509,847             --
              Non-cash settlement of land judgement                                            --            150,000
              Stock issued for services and fees                                              3,750           10,500
              Minority interest                                                            (582,969)        (269,404)
              Joint venture loss                                                            125,741           71,358
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                                    401,030         (334,637)
              Decrease in inventories                                                       423,743          311,944
              (Increase) decrease in prepaid expenses and other                              33,624           (6,186)
              Decrease in deferred taxes                                                       --            600,000
              Increase in accounts payable                                                  101,360          120,593
              Increase (decrease)in income taxes payable                                    (40,000)          40,000
              Increase (decrease) in accrued expenses                                       250,544          (54,363)
                                                                                       ------------     ------------
                  TOTAL ADJUSTMENTS                                                       5,864,419       (4,790,626)
                                                                                       ------------     ------------

                  NET CASH USED IN OPERATING ACTIVITIES                                  (4,203,341)      (2,969,700)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                          (332,979)        (235,344)
       Proceeds from sale of property, plant and equipment                                  198,901            1,153
       Proceeds from sale of division                                                          --          6,550,000
       Increase investment in joint venture                                                 (84,000)         (84,000)
       Decrease (increase) in notes receivable                                              112,703          (87,500)
                                                                                       ------------     ------------
              NET CASH PROVIDED BY (USED BY)
               INVESTING ACTIVITIES                                                        (105,375)       6,144,309

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                                   4,480,000          615,000
       Payments under notes payable - related parties                                       (80,800)            --
       Issuance of common stock                                                                --            400,000
       Borrowings under capitalized lease and other long term obligations                   185,005             --
       Payments on capitalized lease and other long-term obligations                       (330,243)      (4,409,365)
       Borrowings on line of credit                                                      10,208,254       11,449,596
       Payments on line of credit                                                       (10,117,783)     (11,238,569)
                                                                                       ------------     ------------
              NET CASH PROVIDED BY (USED BY)
              FINANCING ACTIVITIES                                                        4,344,433       (3,183,338)
                                                                                       ------------     ------------

NET INCREASE (DECREASE) IN CASH                                                              35,717           (8,729)
CASH, BEGINNING OF YEAR                                                                      26,143           34,872
                                                                                       ------------     ------------

CASH, END OF YEAR                                                                      $     61,860     $     26,143
                                                                                       ============     ============

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            FOR THE YEARS ENDED AUGUST 31,
                                                                            ------------------------------
                                                                                1998              1997
                                                                            -------------    -------------

       Cash paid during the period for interest                             $     284,812    $   1,597,081
                                                                            =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Supplemental schedule of non-cash investing and financing activities:


       Purchase of equipment under a capital lease                          $    185,005     $     478,500

       Issue of common stock upon settlement of employment contract                   -0-          200,000

       Issue of note payable in settlement of land judgement                          -0-          150,000

       Conversion of dividends payable to common stock                              1,725          231,500

       Stock issued for services                                                    3,750           10,500





                 See Notes to Consolidated Financial Statements

A.     HISTORY AND BUSINESS ACTIVITY

       GOLDEN PHARMACEUTICALS, INC. (GPI) is the name of the parent company. In April 1997, GPI sold its radiopharmaceutical and radiochemical drug business (See Note F). GPI is a holding company that provides management support to its subsidiaries.

       QUALITY CARE PHARMACEUTICALS, INC. (QCP) is a wholly-owned subsidiary of GPI. QCP purchases bulk quantities of pharmaceutical products from manufacturers for repackaging into a single user prescription form, and produces software for dispensing sites. QCP's clients consist of private physicians, hospitals, group practices, managed care programs, pharmacies and other legally constituted medical facilities throughout the United States.

       PHARMA LABS, LLC. (Pharma Labs), a 52% owned subsidiary of GPI, was engaged in the manufacturing, packaging, and distribution of nutritional supplement products, such as vitamins, minerals and herbal products. Pharma Labs distributed its products primarily to Southeast Asia. On December 3, 1998, the Company completed the sale of Pharma Labs. (See Note G and Note T).

       RxDIRECT, LLC (RxDirect) is a joint venture with VNA Home Health Systems
       (VNA), of which the Company owns 50%. RxDirect is engaged in the dispensing of medications via mail order and direct delivery. In October 1998, the Company and VNA signed an agreement pursuant to which VNA would withdraw from the joint venture upon payment of a withdrawal fee of $154,000. (See Note D and Note T).


B.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation - The consolidated financial statements include the accounts of GPI, its wholly-owned subsidiary QCP, and its 52% owned subsidiary Pharma Labs, collectively referred to as the Company. All material intercompany balances and transactions have been eliminated in consolidation.

       Investment in Consolidated Subsidiary - On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs. At August 31, 1998, the Company owned 52% of Pharma Labs, and accordingly, the accounts of Pharma Labs are consolidated for financial statement purposes. The Company contributed $1,000,000 in working capital, leasehold improvements, and operational support to Pharma Labs, while Pharma France, Inc. contributed $923,076 in machinery and equipment and leasehold improvements.

       Investment in Joint Venture - RxDirect, a 50% owned subsidiary of QCP, is recorded under the equity method on QCP's financial statements.

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

       Goodwill - The Company tests for impairment of goodwill in accordance with the methodology prescribed by the Financial Accounting Standards Board (FASB) in Statement of Financial Accounting Standards (SFAS) 121. Under this method, the goodwill attributable to the acquisition of QCP is grouped with QCP's property, plant and equipment carrying value for comparison to QCP's undiscounted, forecasted cash flow. If the sum of the expected undiscounted cash flow is less than the carrying value of the above assets, an impairment loss is recognized.

       Earnings Per Common Share - In accordance with SFAS 128, which was effective for periods ending after December 15, 1997, earnings per common share has been revised and the prior period has been restated to present basic and diluted earnings per share.

       Basic and diluted earnings per share for the fiscal years ended August 31 is calculated as follows:

                                                             1998              1997
                                                         -------------     -------------

Net income (loss)                                        $ (10,067,760)    $   1,820,926
                                                         -------------     -------------

Weighted average number of shares outstanding
    Basic earnings per share
        Weighted average shares outstanding for
        basic earnings per share calculation               125,149,055       122,192,311
                                                         -------------     -------------

    Diluted earnings per share
        Weighted average shares outstanding                125,149,055       122,192,311

        Effect of exercise of options                                *     **    495,641
                                                         -------------     -------------

        Weighted average shares outstanding for
        diluted earnings per share calculation             125,149,055       122,687,952
                                                         -------------     -------------


       * The effect of options and convertible shares was not included in the diluted earnings per share calculation for the fiscal year ended August 31, 1998 as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the fiscal year ended August 31, 1998 that could potentially dilute earnings per share in the future is 1,482,949 shares.

       ** Options to purchase 350,000 shares of Common Stock at $0.32 per share and 1,000,000 shares of Common Stock at $0.30 per share were outstanding during the fiscal year ended August 31, 1997. These options were not included in the computation of diluted EPS because the exercise prices were greater than the average market price of the Common Stock. These options, which expire June 2001, and July 2001, respectively, were still outstanding at August 31, 1997.

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

C.     REALIZATION OF ASSETS

       The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred operating losses of

       ($10,130,974) and ($2,583,184), respectively, during the years ended August 31, 1998 and 1997. In addition, at August 31, 1998, the Company had a negative working capital position of ($5,435,192) due primarily to $5,014,200 in short term borrowings from related parties (see Note P), and the Company had a total stockholders' deficit of ($4,594,824). These factors among others raises substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

       The financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note L, the Company is not in compliance with the covenants of its revolving line of credit, and the Bank elected to exercise certain of its remedies under the Credit Agreement, including termination of the credit agreement by February 1, 1999. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain replacement working capital financing by February 1, 1999, to obtain sufficient equity financing in early fiscal 1999 to re-capitalize the Company, and ultimately to attain profitability.

D.     INVESTMENT IN JOINT VENTURE

       On February 12, 1996, QCP entered into a joint venture agreement with VNA to form RxDirect, a mail order/ direct delivery pharmacy. QCP owns 50% of RxDirect and, accordingly, RxDirect is recorded under the equity method on QCP's financial statements. QCP provides management and operational support for RxDirect, and VNA agreed to contribute $300,000 to fund the start up of operations of which $250,000 has been contributed to date. As of August 31, 1998, QCP has contributed $224,000 in services and operational support and has made $244,576 in loans to RxDirect for working capital and to fund operations.

       In October 1998, the Company and VNA entered into an agreement whereby VNA would withdraw from the joint venture upon payment of a withdrawal fee. Under the terms of the withdrawal agreement, VNA agreed to pay a $154,000 withdrawal fee, including accounts receivable of $47,761. See Note T.

       The following shows condensed financial information for RxDirect:

                                                               AT AUGUST 31,
                                                           -----------------------
                                                              1998          1997
                                                           ---------     ---------
            Total Assets                                   $ 212,071     $ 144,941
                                                           =========     =========

            Working Capital Loans from QCP                 $ 244,576     $  29,503
            Total Other Liabilities                           21,245         1,706
            Total Equity (Deficit)                           (53,750)      113,732
                                                           ---------     ---------

            Total Liabilities & Equity (Deficit)           $ 212,071     $ 144,941
                                                           =========     =========

                                                   FOR THE YEAR ENDED AUGUST 31
                                                   -----------------------------
                                                       1998             1997
                                                   ------------     ------------
            Net Sales                              $    546,785     $    414,604
            Total Costs and Expenses                    798,267          557,320
                                                   ============     ============
            Net Loss                               $   (251,482)    $   (142,716)
                                                   ============     ============

E.     JOINT MARKETING AGREEMENT

       On July 15, 1997, the Company and Dornoch Medical Systems, Inc. (Dornoch) entered into a Joint Marketing Agreement, whereby the Company agreed to market Dornoch's Redaway products. In connection with this agreement, Dornoch purchased 1,000,000 shares of the Company's common stock for $.30 per share and had an option to purchase an additional 1,000,000 shares at $.30 per share. Also, the Company had an option to purchase 220 shares of Dornoch common shares at a purchase price of $2,000 per share. Sales and royalties derived from this agreement were not material. In May 1998, the Joint Marketing Agreement was terminated by mutual consent and all stock purchase options were cancelled.

F.     SALE OF BUSINESS

       On April 7, 1997, the Company completed the sale of the assets related to its business line of manufacturing and distributing radiopharmaceutical and radiochemical drugs for a total sale price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997, by and between the Company and Syncor Pharmaceuticals, Inc. Included in the sale was the New Drug Application (NDA) for the radiopharmaceuticals, the building that contains the manufacturing facility for this business, and all of the related equipment. The proceeds from the sale were used to pay off the Company's term loans in the principal amounts of $3,750,000 and $266,660, respectively, and to pay down $1,485,000 of its revolving line of credit.

G.     DISCONTINUED LINE OF BUSINESS

        On August 3, 1998, the Company and the other member of Pharma Labs, LLC (Member) entered into an agreement for the Dissolution and Liquidation of Pharma Labs, LLC (Liquidation Plan). In order to facilitate the wind-down of Pharma Labs, the Company entered into a Unit Purchase Agreement on October 8, 1998 with the Member, whereby the Company purchased the Member's 48% equity interest in Pharma Labs for $35,000.

        On December 3, 1998, the Company completed the sale of Pharma Labs' machinery and equipment to Adams Equities, Inc. (Buyer) for $150,000, pursuant to the terms of a Purchase Agreement dated November 10, 1998. The Purchase Agreement also includes a non-compete agreement between the Company and the Buyer, for which the Company received $250,000 at closing. In addition, the Buyer assumed Pharma Labs' obligations under two (2) equipment leases and an affiliate of Buyer entered into a sublease with the Company to sublease Pharma Labs' facility and reimbursed the Company $57,000 for a lease deposit.

        Through August 31, 1998, The Company recorded the following adjustments to reduce the carrying value of Pharma Labs assets to estimated net realizable value:

              Property, plant and equipment, and lease hold improvements were written down $750,775 to the $150,000 sale price per the Purchase Agreement. The unamortized balance of $192,500 remaining on the non-compete agreement with the Member was written-off as no future benefit existed with the shut down of Pharma Labs. These write-downs are reported in the Consolidated Statement of Operations under the category unusual charge. Also, the Pharma Labs' property, plant and equipment is classified in the accompanying Consolidated Balance Sheets as net assets held for sale.

              The Company recorded a $366,656 loss on the write-off of inventory. All efforts to liquidate this inventory were unsuccessful. In the consolidated Statement of Operations, the inventory write-down was included in cost of sales.

              The $415,000 trade receivable from a Vietnam-based business affiliated with the Member was written-off as not collectable due to the poor financial condition of the Member and the Company's inability to collect an unsecured debt in Vietnam. To date, the Company loaned Pharma Labs $976,274 in working capital funds. Based on estimated proceeds from the liquidation of Pharma Labs, a $676,000 bad debt provision was recorded against the Pharma Labs loan. In the Consolidated Statement of Operations, the above bad debt provisions were included in selling, general and administrative expense.

H.      INVENTORIES

       Inventories consist of the following items which are stated at the lower of cost or market, determined by the first-in, first-out (FIFO) method:

                                                   AT AUGUST 31,
                                              ------------------------
                                                 1998          1997
                                              ----------    ----------
            Raw materials                     $   93,359    $  489,419
            Work-in-progress                       2,088        82,817
            Finished goods                       482,500       452,453
                                              ----------    ----------
                                              $  577,947    $1,024,689
                                              ==========    ==========


I.     PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are carried at cost and are classified as follows:

                                                                         AT AUGUST 31,
                                                                  ---------------------------
                                                                      1998            1997
                                                                  -----------     -----------
            Building and leasehold improvements                   $   170,274     $   486,294
            Machinery and equipment                                 1,208,576       2,051,264
            Computers                                                 561,373         502,620
            Furniture and fixtures                                    226,419         248,110
            Land                                                         --            74,000
                                                                  -----------     -----------
                                                                    2,166,642       3,362,288

            Less accumulated depreciation and amortization           (873,325)       (908,804)
                                                                  -----------     -----------

                                                                  $ 1,293,317     $ 2,453,484
                                                                  ===========     ===========


J.     NOTES RECEIVABLE

       The Company holds two note receivable totaling $139,797 as of August 31, 1998, in conjunction with the release of a contingency (see Note O). The $59,797 note accrues interest at the Bank prime plus 1% (totaling 9.5% at August 31, 1998) and the $80,000 note is without interest. The notes are unsecured. The full balance outstanding on both notes is past due.

K.     LEASE COMMITMENTS

       Capitalized Leases - The Company leases equipment for use in the production process and administration of its business. Computer equipment is also leased for customer use in prescription drug dispensing. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

       The leases, which are non-cancelable, expire at various dates through the year 2003. The recorded cost of assets under capital leases is $1,188,929 and $993,344 at August 31, 1998, and 1997, respectively. Accumulated amortization associated with the recorded assets was $358,991 and $201,235 at August 31,1998 and 1997, respectively.

       Future minimum annual lease payments under capitalized leases are as follows:


                   Year ending August 31,
                   1999                                         $310,536
                   2000                                          273,596
                   2001                                          183,075
                   2002                                           80,876
                   2003                                           24,120
                                                                --------
                                                                 872,203
                   Less amount representing interest             180,424
                                                                --------
                   Discounted lease obligations                  691,779
                   Less current portion                          224,588
                                                                --------
                   Long-term portion                            $467,191
                                                                ========

       Operating Leases - The Company leases business facilities, vehicles and equipment under operating leases which expire at various dates through 2004. Under the terms of the leases, the Company will pay monthly rental ranging from $28,481 in 1998 and $11,301 in 2004. Future minimum annual rental payments under operating leases are as follows:


                   Year ending August 31,
                   1999                                         $  366,838
                   2000                                            375,709
                   2001                                            335,349
                   2002                                            135,614
                   2003                                            135,614
                   Thereafter                                       67,804
                                                                ----------
                                                                $1,416,928
                   Less: Annual rental payments receivable
                   under sub-lease of facility (See Note G)        657,418
                                                                ----------
                                                                $  759,510
                                                                ==========

       Rent expense totaled approximately $324,850 and $298,050 for the fiscal years ending August 31, 1998 and 1997, respectively.

L.     NOTES PAYABLE AND LONG-TERM DEBT

       Notes payable and long-term debt consist of the following:

                                                                                             AT AUGUST 31,
                                                                                     ----------------------------
                                                                                         1998             1997
                                                                                     -----------      -----------
         Note payable, term loan, payable in monthly installments of $1,180, including interest at the Bank prime plus 3% (totaling 11.5% at
              August 31, 1998) through January 1, 1999. Collateralized by equipment, general intangibles,
              inventory and accounts receivable                                      $     5,903      $    20,069

         Note payable, $1,000,000 revolving line of credit with interest payable at Bank prime plus 3% (totaling 11.5% at August 31, 1998) through
              February 1, 1999. Collateralized by equipment, general
              intangibles, inventory and accounts
              receivable                                                                 833,639          743,168

         Non-interest bearing notes payable, to officer of QCP payable in semi-annual installments of $33,334 through July 15, 1998, uncollateralized. The current balance is past due
                                                                                          31,325           73,340
         Notes payable to a shareholder who is also an officer and director of the Company payable on demand, including interest at Bank prime plus 2% (totaling 10.5% at August 31, 1998), uncollateralized
              $1,425,000 of the August 31, 1998 outstanding balance was due
              April 1, 1998 and is past due. The note holder, however, agreed to defer payment until after August 31, 1999 or until the Company has the ability
              to pay such obligations                                                  4,544,200          575,000

         Notes payable to a director of the Company, payable on demand, including interest at Bank prime plus 2% (totaling 10.5% at August
              31, 1998), uncollateralized. The total outstanding balance of the notes was due on April 1, 1998
                                                                                         470,000           40,000
         Non-interest bearing note payable in semi-annual installments of
              $25,000, commencing April 30, 1997, uncollateralized
                                                                                          75,000          125,000
         Non-interest bearing note payable to officers of Pharma Labs, currently due but settlement is being withheld pending
              liquidation of Pharma Labs                                                 125,000          125,000

                                                                                     -----------      -----------
                                                                                       6,085,067        1,701,577
         Less:  Note payable, revolving line of credit                                  (833,639)        (743,168)
                Current maturities                                                    (5,226,428)        (877,506)
                                                                                     -----------      -----------
                                                                                     $    25,000      $    80,903
                                                                                     ===========      ===========

       In connection with the note payable, term loan, and revolving line of credit, the Company was not in compliance at August 31, 1998 with covenants related to book net worth, debt service coverage, interest coverage, net income (loss) and capital expenditures. The Company re-negotiated the terms of the Credit Agreement with the Bank, including re-negotiation of the above covenants and an Amended and Restated Credit Agreement (Credit Agreement Amendment) was signed by both parties on August 7, 1998. However, the Credit Agreement Amendment was conditional upon the Company obtaining a $2.5 million capital investment by August 31, 1998.

       To date the Company has not obtained the $2.5 million capital investment, and on October 27, 1998, the Bank informed the Company of its decision to exercise certain of its remedies under the Credit Agreement. The Bank elected to; (1) implement an additional one percent (1%) default rate of interest provided for in the Credit Agreement, retroactive to July 31, 1998; (2) reduce the maximum loan commitment level to $1.0 million; and
       (3) terminate the credit agreement by February 1, 1999. The Bank did not waive any existing defaults or its right to exercise any of the other remedies available under the credit agreement.

       Aggregate annual principal payments applicable to notes payable and long-term debt for years ending after 1998 are as follows:

                   Year ending August 31, 1999          $6,060,067
                   2000                                     25,000
                   2001                                         --
                   2002                                         --
                   2003                                         --
                                                        ----------
                   Thereafter                           $6,085,067
                                                        ==========


M.     STOCKHOLDERS' EQUITY

       Preferred Stock - In 1987 the Company initiated a private offering of equity securities comprised of units of one share of Preferred Stock and two shares of Common Stock valued at $10 per unit. The offering became effective in October, 1988. The maximum number issuable is 700,000 shares of Preferred Stock.

       The annual and quarterly dividend rates of the Preferred Stock, expressed as a percentage of original issue price, are as follows:

                                                          Annual Rate      Quarterly Rate
               Period                                         (%)               (%)
               ------                                     -----------      --------------
               12 calendar months ended October, 1989          0               0.00
               12 calendar months ended October, 1990         15               3.75
               12 calendar months ended October, 1991         15               3.75
               12 calendar months ended October, 1992         30               7.50
               12 calendar months ended October, 1993         30               7.50
               All periods thereafter                         30               7.50

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

       As of August 31, 1998 and 1997, 54,589 of the 84,242 shares of Preferred Stock outstanding were converted into Common Stock. As of August 31, 1998, $233,255 of the $469,644 in accrued dividends on the Preferred Stock were converted into Common Stock. Based on the number of outstanding shares of Preferred Stock, the above mentioned conversions and the dividend rate schedule above, the estimated accrued cumulative dividend is $236,419 and $234,363 at August 31, 1998 and 1997,
       respectively. At August 31,1998, the holders of Preferred Stock can convert their shares into 532,949 shares of Common Stock including accrued dividends.

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

       A summary of stock option transactions follows:

                                              1998                               1997
                                    ----------------------------       ----------------------------
                                                    Weighted                           Weighted
                                                     average                            average
                                      Shares      exercise price         Shares      exercise price
                                    ----------    --------------       ----------    --------------
         Options outstanding
              September 1            2,000,000      $     0.23          2,350,000      $     0.13
              Granted                       --                          1,000,000            0.30
              Canceled              (1,050,000)           0.30           (350,000)           0.13
              Exercised                     --                         (1,000,000)           0.10
                                    ----------      ----------         ----------      ----------
         Options outstanding
              August 31                950,000      $     0.15          2,000,000      $     0.23
                                    ==========      ==========         ==========      ==========


       Weighted average fair value of options granted during the year ended August 31, 1997, is $0.07.

       The following information applies to options outstanding at August 31, 1998:

                               Options Outstanding                     Options Exercisable
                    -------------------------------------------   ----------------------------
                                   Weighted
                                    average
                                   remaining       Weighted                       Weighted
         Exercise     Number      contractual       average         Number         average
         Prices     Outstanding   life (years)   exercise price   Exercisable   exercise price
         --------   -----------   ------------   --------------   -----------   --------------
         $  0.03      100,000        2.00          $  0.030         100,000        $ 0.030
            0.075     350,000        7.00             0.075         350,000          0.075
            0.10      200,000        8.00             0.100         100,000          0.100
            0.32      300,000        3.00             0.320         300,000          0.320
                      -------                                       -------
                      950,000                                       850,000
                      =======                                       =======


       The following information applies to options outstanding at August 31, 1997:

                                         Options Outstanding                        Options Exercisable
                         --------------------------------------------------    ----------------------------
                                        Weighted
                                         average
         Range of                       remaining           Weighted                           Weighted
         Exercise           Number     contractual           average             Number         average
         Prices          Outstanding   life (years)       exercise price       Exercisable   exercise price
         -------------   -----------   ----------------   -----------------    -----------   --------------
         $ 0.03 - 0.05      100,000        3.00               $ 0.03              100,000        $ 0.03
           0.06 - 0.09      350,000        8.00                 0.08              350,000          0.08
           0.10 - 0.15      200,000        9.00                 0.10                  -0-            --
           0.25 - 0.38    1,350,000        3.83                 0.31              300,000          0.32
                          ---------                                               -------
                          2,000,000                                               750,000
                          =========                                               =======

       SFAS 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Common Stock at the date of grant over the amount the employee must pay to acquire the stock. The pro forma effect of implementing SFAS 123 is not disclosed as it is deemed to be not material.

N.     INCOME TAXES

       The following is a summary of the provision for income taxes:

                                                                     YEAR ENDED AUGUST 31,
                                                                  ----------------------------
                                                                      1998             1997
                                                                  -----------      -----------
         Current provision
                 Federal                                          $    10,876      $    40,000
                 State                                                 (3,162)           2,390
                                                                  -----------      -----------
                                                                  $     7,714      $    42,390
                                                                  ===========      ===========

         Deferred provision
                 Federal                                          $        --      $   523,000
                 State                                                     --           77,000
                                                                  -----------      -----------
                                                                  $        --      $   600,000
                                                                  ===========      ===========

         Total provision
                 Federal                                          $    10,876      $   563,000
                 State                                                 (3,162)          79,390
                                                                  -----------      -----------
                                                                  $     7,714      $   642,390
                                                                  ===========      ===========

       The provision for income taxes differs from the amount determined by applying the statutory rate to net income, due to the following reasons for the years ended August 31:

         Income taxes (benefit) at statutory rate                 $(3,926,000)     $   882,000
         Goodwill impairment charge                                 1,617,000               --
         Change in prior year deferred tax estimate                 1,252,000               --
         (Benefit) expense due to change in asset valuation
         allowance                                                  1,072,000         (298,000)
         Other                                                         (7,286)          58,390
                                                                  -----------      -----------

         Income tax provision                                     $     7,714      $   642,390
                                                                  ===========      ===========

       Sources of change in deferred taxes and the deferred tax effect of each were as follows for the year ended
       August 31:

         Change in asset valuation allowance                      $(1,072,000)     $   298,000
         Accrued liabilities                                           25,000          140,000
         Depreciation and amortization                                118,000           80,000
         Carry forward (use) of net operating losses for
              income tax reporting                                    929,000       (1,118,000)
                                                                  -----------      -----------

         Income tax provision                                     $        --      $  (600,000)
                                                                  ===========      ===========

       Components of deferred tax assets at August 31, were as follows:

         Net operating loss carry forward                         $ 5,949,000      $ 5,020,000
         Accrued liabilities                                          188,000          163,000
         Depreciation and amortization                                282,000          164,000
                                                                  -----------      -----------
                                                                    6,419,000        5,347,000
         Valuation allowance                                       (6,419,000)      (5,347,000)
                                                                                   -----------
                                                                                   -----------

                 NET ASSET                                        $        --      $        --
                                                                  ===========      ===========

       The Company has net operating loss carry forwards for tax purposes as follows:

                                  Federal
       Year                    Net Operating                    Year
       Generated                   Loss                        Expires
       ---------               -------------                   -------
       1984                   $   2,888,000                     1999
       1985                         992,000                     2000
       1986                         909,000                     2001
       1987                       1,074,000                     2002
       1990                       2,092,000                     2005
       1991                       1,075,000                     2006
       1994                          62,000                     2009
       1996                         570,000                     2011
       1998                       5,593,000                     2013
                               ------------
                               $ 15,255,000
                               ============

       The Company's ability to utilize its net operating loss carry forwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. The Company has established a valuation allowance against 100% of the net operating loss carry forwards because it is uncertain whether the Company will utilize these carry forwards due to continuing operating losses.

O.     CONTINGENCIES AND COMMITMENTS

       Due to the nature of its products, the Company is subject to regulation by a number of federal and state agencies, including the U.S. Food and Drug Administration, the U.S. Drug Enforcement Agency and the State of California. The Company must comply with regulatory requirements. Should it violate such requirements, its ability to operate could be suspended or terminated. Management believes it has the control system and policies in place so that it will fully comply with regulatory requirements.

       On November 4, 1991, the Company entered into a settlement agreement which transferred certain undeveloped land in satisfaction of a judgment against the Company. As provided in the settlement agreement, the Company would remain contingently liable to the extent proceeds from the sale of the land were less than $2,715,000.

       In August, 1995, the Company amended the settlement agreement whereby another corporation, 100% owned by a director, officer and shareholder, has assumed the obligations of the Company under the settlement agreement. In exchange, the Board of Directors approved the issuance of 2,000,000 shares of the Company's Common Stock to this corporation. The judgement has been completely satisfied, and arrangements are being made to have these shares transferred back to the Company.

P.     RELATED PARTY TRANSACTIONS

       During fiscal 1998, the Company borrowed $3,929,000, net of repayments, from a shareholder who is also an officer and director, and $470,000, net of repayments, from a shareholder who is also a director. During fiscal 1998, the Company recorded $331,000 in interest expense on these loans. Subsequent to fiscal 1998 year end and through December 1, 1998 an additional $350,000 was borrowed from the same officer and director described above. These loans are payable on demand and bear interest at Bank prime plus 2%. Loan proceeds were used for working capital. See "Management's Discussion and Analysis Liquidity and Capital Resources."

       During fiscal 1997, the Company issued 2,000,000 shares to an officer of QCP as consideration for terminating an employment agreement entered into in July, 1995.

       The Company is due $34,445 from a related entity with common shareholders and officers. The amount due the Company has been guaranteed by the shareholders of the related entity.

       On July 15, 1997, the Company entered into a Joint Marketing Agreement with Dornoch. This agreement is described further in Note E "Joint Marketing Agreement."

Q.     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

       Estimated fair value of financial instruments held for purposes other than trading are as follows:

                                                           AT AUGUST 31, 1998
                                              ------------------------------------------
                                               CARRYING VALUE            FAIR VALUE
                                              -----------------      -------------------
          Cash                                $         61,860       $        61,860
          Notes receivable                             139,797               139,797

                                                           AT AUGUST 31, 1997
                                              ------------------------------------------
                                               CARRYING VALUE            FAIR VALUE
                                              -----------------     --------------------
          Cash                                $         26,143       $        26,143
          Notes receivable                             252,500               252,500
          Notes payable - related parties              615,000               615,000
          Notes payable                                743,168               743,168
          Long term debt                               343,409               343,409

       The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

       Cash - The Company classifies as cash the amounts on deposit in banks.

       Notes receivable - The carrying value approximates fair value as the interest rate at August 31, 1998 and 1997, is considered to approximate the market rate.

       Notes payable and long term debt - Due to the defaults discussed in Note L and the related party nature of the debt, the fair market value is not determinable at August 31, 1998. The carrying value approximates fair value at August 31, 1997 as the interest rate at August 31, 1997, is considered to approximate the market rate in all material respects.

R.     GOODWILL IMPAIRMENT CHARGE

       Based on the current year's operating loss and negative cash flow from operations, combined with a history of operating losses and negative cash flow from operations, the Company has determined that significant uncertainty exists regarding the recoverability of the carrying value of goodwill. Accordingly, a $3,509,847 goodwill impairment charge was recorded in the fourth quarter of fiscal 1998.

S.     FOURTH QUARTER ADJUSTMENTS

       Operating results for the fourth quarter of fiscal 1998 include the following adjustments: A $384,775 write down of property held for sale to re-value Pharma Labs assets to their selling price as specified in a pending sale contract. A $125,000 adjustment to re-instate a payable due to the other member of Pharma Labs in accordance with a non-complete agreement.

       These adjustments were included in the category unusual charges impairment loss. A $166,656 write-off of obsolete Pharma Labs inventory was charged to cost of sales.

       In addition, as disclosed in Note R, a $3,509,847 goodwill impairment charge was recorded in the fourth quarter of fiscal 1998.

T.     SUBSEQUENT EVENTS

       During the first quarter of fiscal 1999, the Company obtained $350,000 through the issuance of notes payable to a shareholder who is also an officer and director of the Company. The notes are unsecured, due and payable upon demand and have a variable interest rate of 2% over Bank prime (prime was 8.5% at August 31, 1998).

       In October 1998, the Company and VNA signed an agreement pursuant to which VNA will withdraw from the RxDirect joint venture. Under the terms of the withdrawal agreement, VNA was to pay the Company a $154,000 withdrawal fee by December 1, 1998. See Note D.

       On December 3, 1998, the sale of Pharma Labs assets was completed. See Note G.

U.     DISCLOSURE OF SIGNIFICANT RISK AND UNCERTAINTY

       At August 31, 1998, the Company conducted a test for asset impairment in accordance with Financial Accounting Standard 121. It is management's opinion that, exclusive of the write-downs for Pharma Labs and the write-off of goodwill, no impairment has occurred. Management's opinion is based upon key assumptions regarding sales growth through new business development, and obtaining necessary funding to support the Company during continuing near term operating losses and negative cash flow from operations. Also QCP has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near term. Accordingly, it is reasonably possible that the results of the impairment test may change in the near future and an impairment loss may result.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GOLDEN PHARMACEUTICALS, INC.

Dated:  December 23, 1998               By   /s/ Charles R. Drummond
                                             -------------------------
                                             Charles R. Drummond, President,
                                             Chief Executive Officer and
                                             Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                               Title                                   Date
---------                               -----                                   ----
 /s/ Charles R. Drummond                Chairman of the Board,                  December 23, 1998
--------------------------------        Chief Executive Officer
Charles R. Drummond                     and Treasurer


 /s/ Ladd A. Drummond                   Director                                December 23, 1998
--------------------------------
Ladd A. Drummond


/s/ Arch G. Gothard, III                Director                                December 23, 1998
--------------------------------
Arch G. Gothard, III


 /s/ John H. Grant                      Vice Chairman of the Board              December 23, 1998
--------------------------------        and Corporate Secretary
John H. Grant


 /s/ Gary P. Pryor                      Vice President of Finance               December 23, 1998
--------------------------------
Gary P. Pryor


 /s/ Richard G. Wahl                    Director                                December 23, 1998
--------------------------------
Richard G. Wahl

                                  EXHIBIT INDEX


Exhibit No.                         Description
-----------                         -----------
     3.1(1)       Articles of Incorporation filed October 4, 1973.

     3.2(1)       Articles of Amendment to Articles of Incorporation filed
                  December 22, 1976.

     3.3(1)       Articles of Amendment to Articles of Incorporation filed
                  August 25, 1978.

     3.4(1)       Articles of Amendment to Articles of Incorporation filed June
                  15, 1979.

     3.5(1)       Articles of Amendment to Articles of Incorporation filed
                  January 12, 1981.

     3.6(1)       Articles of Amendment to Articles of Incorporation filed June
                  16,1987.

     3.7(1)       Articles of Amendment to Articles of Incorporation filed
                  October 9, 1992.

     3.8(2)       Articles of Amendment to Articles of Incorporation filed
                  December 16, 1997.

     3.9(1)       Certificate of Designation of 15%/30% Cumulative Convertible
                  Preferred Stock filed December 9, 1987.

    3.10(1)       Corrected Certificate of Designation of 15%/30% Cumulative
                  Convertible Preferred Stock filed December 14, 1987.

    3.11(1)       Corrected Certificate of Designation of 15%/30% Cumulative
                  Convertible Preferred Stock filed February 5, 1988.

    3.12(1)       Certificate of Designation of Class A Convertible Preferred
                  Stock filed October 12, 1990.

    3.13(3)       Second Amended and Restated Bylaws

     4.2(1)       Specimen Certificate for Common Stock, no par value per share.

    10.1(3)       Amended and Restated Credit and Security Agreement dated
                  August 7, 1995 among the Company, Quality Care
                  Pharmaceuticals, Inc. and Norwest Credit, Inc.

    10.2(4) Operating Agreement dated June 14, 1996 between the Registrant and Pharma France, Inc.

    10.3* Form of Promissory Notes executed by the Company in favor of Charles R. Drummond. Schedule A sets forth the date and principal amount of each promissory note.

      10.4* Form of Promissory Notes executed by the Company in favor of Arch G. Gothard, III. Schedule B sets forth the date and principal amount of each promissory note.

      10.5*       Purchase Agreement dated November 10, 1998 by and among Adams
                  Equities, Inc., Pharma Labs, LLC, GMP Laboratories of America and Golden Pharmaceuticals, Inc.

      10.6*       Agreement Not to Compete dated November 10, 1998 among Pharma
                  Labs, LLC, Golden Pharmaceuticals, Inc., Adams Equities, Inc.
                  and GMP Laboratories of America.

        21(2)     Subsidiaries of the Registrant.

        27*       Financial Data Schedule.

        (b)       Reports on Form 8-K

                  None

-----------------------
(1) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1991, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1997, as filed with the Securities and Exchange Commission.

(3) Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1995, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1996, as filed with the Securities and Exchange Commission.

*      Filed herewith.