Form 10QSB
period 1998-11-30
GOLDEN PHARMACEUTICALS INC
filed 1999-01-19
CIK 312651

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998


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

               3000 W. WARNER AVENUE, SANTA ANA, CALIFORNIA 92704
                (Address of principal executive office)(Zip Code)

                                 (714) 754-5800
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ---       ---

   The number of shares of common stock outstanding as of DECEMBER 31, 1998, was 125,144,644

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
                                   (UNAUDITED)

                                     ASSETS

                                                                                     NOVEMBER 30,          AUGUST 31,
                                                                                         1998                 1998
                                                                                    --------------       -------------
CURRENT ASSETS

       Cash                                                                          $     31,803         $     61,860
       Trade receivables, net of allowance for doubtful accounts of
       $539,922 and $535,945 at November 30 and August 31, 1998.                        1,399,118            1,377,291
       Notes receivable                                                                   139,797              139,797
       Inventories                                                                        527,158              577,947
       Non-compete receivable                                                             250,000                    -
       Prepaid expenses and other                                                         117,974              141,144
       Net assets held for sale                                                           150,000              173,000
                                                                                     ------------         ------------

              TOTAL CURRENT ASSETS                                                      2,615,850            2,471,039

PROPERTY, PLANT AND EQUIPMENT - AT COST                                                 2,188,458            2,166,642
       Less accumulated depreciation and amortization                                     954,238              873,325
                                                                                     ------------         ------------

              TOTAL PROPERTY, PLANT & EQUIPMENT                                         1,234,220            1,293,317

OTHER ASSETS
       Intangibles - net of accumulated amortization of $2,133 and $1,933 at
       November 30 and August 31, 1998                                                      9,867               10,067

       Non-compete agreement                                                               60,421               69,050

                                                                                     ------------         ------------
              TOTAL OTHER ASSETS                                                           70,288               79,117
                                                                                     ------------         ------------

                      TOTAL ASSETS                                                   $  3,920,358         $  3,843,473
                                                                                     ============         ============




                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) - continued
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                    NOVEMBER 30,          AUGUST 31,
                                                                                        1998                 1998
                                                                                  ----------------     -----------------
CURRENT LIABILITIES
       Notes payable                                                              $      1,011,724     $         833,639
       Notes payable - related parties                                                   5,308,800             5,014,200
       Current maturities of long-term debt                                                108,686               212,228
       Current maturities of capitalized lease obligations                                 257,794               224,588
       Accounts payable                                                                  1,395,716             1,142,999
       Deferred revenue - non-compete agreement                                            250,000                     -
       Accrued liabilities
              Salaries, wages and other compensation                                        38,959                47,070
              Interest                                                                     449,758               316,854
              Other                                                                        152,320               114,653
                                                                                  ----------------     -----------------
              TOTAL CURRENT LIABILITIES                                                  8,973,757             7,906,231

LONG-TERM OBLIGATIONS, less current maturities                                                   -                25,000

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                     396,417               467,191

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                  53,846                39,875

CONTINGENCIES AND COMMITMENTS                                                                    -                     -

STOCKHOLDERS' DEFICIT
       Common stock - no par value; 200,000,000 shares authorized; 128,451,873 issued; and 125,162,873 outstanding at
       November 30 and August 31, 1998, respectively                                    24,714,858            24,714,858

       Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/
       30% cumulative convertible, 29,653 shares, issued and outstanding at
       November 30 and August 31, 1998, respectively
                                                                                           292,558               292,558
       Dividends accrued on preferred stock                                                237,642               236,419
                                                                                  ----------------     -----------------
                                                                                        25,245,058            25,243,835
       Accumulated deficit                                                             (30,654,588)          (29,744,527)
                                                                                  ----------------     -----------------
                                                                                        (5,409,530)           (4,500,692)
       Less common stock in treasury at cost, 3,289,000 shares at November 30
       and August 31, 1997, respectively                                                    94,132                94,132
                                                                                  ----------------     -----------------
              TOTAL STOCKHOLDERS' DEFICIT                                               (5,503,662)           (4,594,824)
                                                                                  ----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $      3,920,358     $       3,843,473
                                                                                  ================     =================


                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                   THREE MONTHS ENDED NOVEMBER 30,
                                                                              -------------------------------------------
                                                                                     1998                  1997
                                                                              ------------------     -----------------
NET SALES                                                                     $        2,012,835     $       1,311,488
COST OF SALES                                                                          1,597,175               912,040
                                                                              ------------------     -----------------

              GROSS MARGIN                                                               415,660               399,448

       Selling, general and administrative expense                                     1,273,385             1,626,045
                                                                              ------------------     -----------------

              OPERATING LOSS                                                            (857,725)           (1,226,597)

OTHER INCOME/ (EXPENSE)
       Interest expense                                                                 (225,770)             (118,616)
       Joint venture loss                                                                (13,971)              (27,706)
       Settlement of accounts payable and other liabilities                              184,570                     -
       Other income                                                                        1,416                24,567
                                                                              ------------------     -----------------
              TOTAL OTHER INCOME (EXPENSE)                                              (53,755)              (121,755)
                                                                              ------------------     -----------------
              LOSS BEFORE INCOME TAX EXPENSE                                           (911,480)            (1,348,352)
                                                                              ------------------     -----------------
INCOME TAX EXPENSE  (BENEFIT)                                                            (2,642)                 1,600
                                                                              ------------------     -----------------
LOSS BEFORE MINORITY INTEREST                                                          (908,838)            (1,349,952)

MINORITY INTEREST                                                                              -               105,756
                                                                              ------------------     -----------------
                    NET LOSS                                                  $        (908,838)     $      (1,244,196)
                                                                              =================      =================
BASIC AND DILUTED LOSS PER SHARE                                              $           (.01)      $            (.01)
                                                                              =================      =================
WEIGHTED AVERAGE SHARES OUTSTANDING                                                 125,162,873            125,127,847
                                                                              =================      =================





                  See Note to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      FOR THE THREE MONTHS ENDED
                                                                                              NOVEMBER 30,
                                                                                    -------------------------------
                                                                                          1998             1997
                                                                                    --------------    -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss                                                                      $  (908,838)     $(1,244,196)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                               89,744          198,313
              Settlement of accounts payable and other liabilities                      (184,570)            --
              Minority interest                                                             --           (105,756)
              Joint venture loss                                                          13,971           27,706
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                                 (21,827)          78,112
              (Increase) decrease in inventories                                          73,789         (114,752)
              Increase in non-compete receivable                                        (250,000)            --
              (Increase) decrease in prepaid expenses and other                           23,170           (5,199)
              Increase in accounts payable                                               312,283          118,214
              Decrease in income taxes payable                                              --            (38,600)
              Increase in deferred revenue - non-compete agreement                       250,000             --
              Increase in accrued liabilities                                            162,460           30,871
                                                                                     -----------      -----------
                  TOTAL ADJUSTMENTS                                                      469,020          188,909
                                                                                     -----------      -----------

                  NET CASH USED IN OPERATING ACTIVITIES                                 (439,818)      (1,055,287)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                        (21,816)         (82,382)
       Increase investment in joint venture                                                 --            (21,000)
       Decrease in notes receivable                                                         --             62,703
                                                                                     -----------      -----------
              NET CASH USED BY INVESTING ACTIVITIES                                      (21,816)         (40,679)

CASH FLOWS FROM FINANCING ACTIVITIES
       Borrowings under notes payable - related parties                                  294,600        1,350,000
       Borrowings under capitalized lease and other long-term obligations                 21,816           21,855
       Payments on capitalized lease and other long term obligations                     (62,924)         (90,816)
       Borrowings on line of credit                                                    2,295,637        2,390,743
       Payments on line of credit                                                     (2,117,552)      (2,561,501)
                                                                                     -----------      -----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                  431,577        1,110,281

                                                                                     -----------      -----------
NET INCREASE (DECREASE) IN CASH                                                          (30,057)          14,315
CASH, BEGINNING OF PERIOD                                                                 61,860           26,143
                                                                                     -----------      -----------
CASH, END OF PERIOD                                                                  $    31,803      $    40,458
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
       Interest paid                                                                 $    90,600      $    70,039
                                                                                     ===========      ===========

       Income taxes paid (received)                                                  $    (2,642)     $     1,600
                                                                                     ===========      ===========

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

The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1998, as filed with the Securities and Exchange Commission.

In Accordance with SFAS 128, which was effective for periods ending after December 15, 1997, earnings per common share has been revised and the prior period has been restated to present basic and diluted earnings per share.

Basic and diluted earnings per share for the nine months ended November 30, 1998 and 1997 is calculated as follows:


                                                                THREE MONTHS ENDED
                                                                    NOVEMBER 30,
                                                       -----------------------------------
                                                              1998               1997
                                                       -----------------    --------------
Net loss                                               $       (908,838)    $  (1,244,196)
                                                       ================     =============

Weighted average number of shares outstanding
     Basic earnings per share
        Weighted average shares outstanding for
        Basic earnings per share calculation                125,162,873       125,127,847
                                                       ================     =============

     Diluted earnings per share
        Weighted average shares outstanding                 125,162,873       125,127,847

        Effect of exercise of options                                 *                 *

        Effect of conversion of Class A 15%/30%
        cumulative convertible preferred stock and
        accrued dividends thereon                                     *                 *
                                                       ================     =============

        Weighted average shares outstanding for
        diluted earnings per share calculation              125,162,873       125,127,847
                                                       ================     =============


* The effect of options and convertible shares was not included in the diluted earnings per share calculation for the three months ended November 30, 1998 and 1997 as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the three months ended November 30, 1998 and 1997 that could potentially dilute earnings per share in the future were 1,484,172 shares and 2,182,949 shares, respectively.

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

NOTE 2.         REALIZATION OF ASSETS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of ($858,000) and ($10,131,000), respectively, during the three months ended November 30, 1998 and during the fiscal year ended August 31, 1998. In addition, at November 30, 1998, the Company had a negative working capital position of ($6,358,000) due primarily to $5,308,800 in short term borrowings from related parties (see Note 5), and the Company had a total stockholders' deficit of ($5,504,000). These factors among others raises substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 4, the Company is not in compliance with the covenants of its revolving line of credit, and the bank ("Bank") elected to exercise certain of its remedies under the Credit Agreement, including termination of the credit agreement by February 1, 1999. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain replacement working capital financing by February 1, 1999, to obtain sufficient equity financing in early fiscal 1999 to re-capitalize the Company, and ultimately to attain profitability.

NOTE 3.         DISCONTINUED LINE OF BUSINESS

On August 3, 1998, the Company and the other member ("Member") of Pharma Labs, LLC ("Pharma Labs") entered into an agreement for the dissolution and liquidation of Pharma Labs. In order to facilitate the liquidation of Pharma Labs, the Company entered into a Unit Purchase Agreement on October 8, 1998 with the Member, whereby the Company purchased the Member's 48% equity interest in Pharma Labs for $35,000.

On December 3, 1998, the Company completed the sale of Pharma Labs' machinery and equipment to Adams Equities, Inc. (Buyer) for $150,000, pursuant to the terms of a Purchase Agreement dated November 10, 1998. The Purchase Agreement also includes a non-compete agreement between the company and the Buyer, for which the Company received $250,000 at closing. In addition, the Buyer assumed Pharma Labs' obligations under two (2) equipment leases and an affiliate of Buyer entered into a sublease with the Company to sublease Pharma Labs' facility and reimbursed the Company $57,000 for a lease deposit. At August 31, 1998 and November 30, 1998, Pharma Labs assets are valued at estimated net realizable value.

NOTE 4.         NOTES PAYABLE AND LONG-TERM DEBT

In connection with the note payable, term loan, and revolving line of credit, the Company was not in compliance at August 31, 1998 and at November 30, 1998 with covenants related to book net worth, debt service coverage, interest coverage, net income (loss) and capital expenditures. The Company re-negotiated the terms of the Credit Agreement with the Bank, including re-negotiation of the above covenants and an Amended and Restated Credit Agreement (Credit Agreement Amendment) was signed by both parties on August 7, 1998. However, the Credit Agreement Amendment was conditional upon the Company obtaining a $2.5 million capital investment by August 31, 1998.

To date the Company has not obtained the $2.5 million capital investment, and on October 27, 1998, the Bank informed the Company of its decision to exercise certain of its remedies under the Credit Agreement. The Bank elected to: (1) implement an additional one percent (1%) default rate of interest provided for the Credit Agreement, retroactive to July 31, 1998; (2) reduce the maximum loan commitment level to $1.0 million; and (3) terminate the credit agreement by February 1, 1999. The Bank did not waive any existing defaults or its right to exercise any of the other remedies available under the Credit Agreement.

NOTE 5.         RELATED PARTY TRANSACTIONS

During fiscal 1999, and through January 15, 1999, the Company borrowed $294,600, net of repayments, from a shareholder who is also an officer and director. During the quarter ended November 30, 1998, the Company recorded $137,000 in interest expense on loans from related parties. At November 30, 1998, the Company owed $4,838,800 in notes payable to the above shareholder, $470,000 in notes payable to a director of the Company and $450,000 in accrued interest payable on the preceding notes. These loans are payable on demand and bear interest at Bank prime plus 2%. Loan proceeds were used for working capital. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

  SUBSEQUENT EVENTS

In October 1998, the Company and VNA Home Health Systems ("VNA") signed an agreement pursuant to which VNA will withdraw from RxDirect, LLC ("RxDirect"). Under the terms for the withdrawal agreement, VNA was to pay the Company a $154,000 withdrawal fee by December 1, 1998. To date, this payment has not been paid. The Company is currently considering various alternatives to enforce collection of this withdrawal fee.

On December 3, 1998, the sale of Pharma Labs assets was completed.  See Note 3.

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

RECENT DEVELOPMENTS

The Company had a net loss of ($10,068,000) during the fiscal year ended August 31, 1998, and a net loss of ($909,000) during the fiscal quarter ended November 30, 1998, and, as of November 30, 1998, the Company's current liabilities exceeded its current assets by $6,358,000 and its total liabilities exceeded its total assets by $5,504,000. Also, the Company is not in compliance with the covenants of its revolving credit facility and must obtain alternative financing by February 1, 1999. These conditions, as well as others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's auditors have included an explanatory paragraph in their report to the Company's consolidated financial statements at August 31, 1998 that expresses substantial doubt as to the Company's ability to continue as a going concern. See "Note 2" to "Notes to Consolidated Financial Statements". The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

For the last fiscal year and through the first quarter of fiscal 1999, the Company has been operating in an increasingly difficult environment, and the Company expects to continue to operate in this environment for the foreseeable future. The Company's operations in fiscal 1998 and the first quarter of fiscal 1999 have consumed substantial amounts of cash and have generated significant net losses which reduced shareholder's equity to a deficit of ($5,504,000) at November 30, 1998. Also, QCP has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near term. There is substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain funding to support the Company's operating losses, capital requirements and to replace the revolving credit facility, as to which no assurance can be given.

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1997 ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the quarter ended November 30, 1998, increased 53% to $2,013,000 from $1,311,000 for the same quarter last year. This sales gain was primarily due to the expansion of QCP sales into the following new business areas: seasonal sale of flu vaccine ($415,000), sales to new government accounts ($153,000), and sale of new products ($166,000). Partially offsetting the QCP sales gain was lower sales at Pharma Labs, which declined to $29,000 in the quarter from $95,000 for the comparable quarter last year. The Pharma Labs business discontinued operations on October 9, 1998.

COST OF GOODS SOLD - Cost of goods sold as a percentage of sales increased to 79.3% for the quarter ended November 30, 1998, as compared to 69.5% for the same period last year. Contributing to this increase were the lower profit margins associated with government accounts, and the sale of flu vaccine and other injectable medications. The Company had no sales from these categories in the same quarter last year. Also, drug supplier price increases contributed to the cost of goods sold increase.

SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A) were $1,273,000, a decrease of $353,000 compared to $1,626,000 during the comparable quarter last year. Pharma Labs SG&A decreased $173,000 to $38,000 as a result of the liquidation of this business which discontinued operations on October 9, 1998. The balance of the SG&A expense decrease was primarily the result of overhead cost reductions in the current year.

OTHER INCOME (EXPENSE) - Interest expense increased to $226,000 from $119,000 in the comparable quarter last year. This increase is due to additional working capital borrowings from a shareholder who is also an officer and director. See "Note 5" to "Notes to Consolidated Financial Statements."

The joint venture loss from RxDirect decreased to ($14,000) from ($28,000) during the comparable quarter last year. This reduction loss was the result of overhead cost reductions at RxDirect.

The $185,000 gain on settlement of accounts payable and other liabilities resulted from the settlement of a payable due the other member of Pharma Labs under a non-compete agreement ($125,000), and the resolution of other Pharma Labs payables and liabilities ($60,000).

NET LOSS - The Company reported a ($909,000) net loss for the first quarter of fiscal 1999 compared to a ($1,244,000) net loss for the comparable period last year. The improved results are due primarily to reduced overhead expenses ($175,000), cost savings from the wind-down of Pharma Labs ($191,000) and a $185,000 gain on the settlement of Pharma Labs liabilities. Partially offsetting the above reductions was an increase in interest expense of $107,000 as a result of increased short term borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of November 30, 1998, as compared to August 31, 1998.

                                                   NOVEMBER 30,        AUGUST 31,
                                                       1998               1998
                                                  --------------    --------------
           Current assets                         $  2,616,000       $  2,471,000
           Current liabilities                       8,974,000          7,906,000
                                                  ------------       ------------

           Net working capital (deficiency)       $ (6,358,000)      $ (5,435,000)
                                                  ============       ============


At November 30, 1998, current liabilities were $8,974,000, an increase of $1,068,000 from August 31, 1998. Current liabilities increased primarily due to the following: increased borrowing on the Bank line ($178,000), additional borrowings ($295,000) from a shareholder who is also an officer and director (see "Note 5" to "Notes to Consolidated Financial Statements"), an increase of $253,000 in trade payables, an increase in accrued interest of $133,000, a $250,000 increase in deferred revenue on a non-compete agreement (see "Note 3" to "Notes to Consolidated Financial Statements"), and an increase of $84,000 in all other current liabilities. Partially offsetting the above increases was a $125,000 decrease in a payable to the other Pharma Labs member resulting from the settlement of a non-compete agreement.

Prior to September 1997, the Company's primary source of funds for working capital was the Company's revolving facility with the Bank. At November 30, 1998, the balance outstanding was $1,012,000, and the interest rate under the Revolving Facility was 11.75%. The Revolving Facility is collateralized by QCP's accounts receivable and inventory, and availability under the Revolving Facility is determined based on eligible accounts receivable and inventory. As discussed in "Note 4" to "Notes to Consolidated Financial Statements," the balance due on the revolving facility is due February 1, 1999.

At August 31, 1998 and at November 30, 1998, the Company was not in compliance with certain covenants of the Revolving Facility, including covenants regarding book net worth, debt service coverage, interest coverage, net income (loss) and capital expenditures. The Company re-negotiated the terms of the Credit Agreement with the Bank, including re-negotiation of the above covenants, and an Amended and Restated Credit Agreement ("Credit Agreement Amendment") was signed by both parties on August 7, 1998, but the effectiveness of the Credit Agreement Amendment was conditional upon the Company obtaining a $2.5 million capital investment by August 31, 1998.

To date the Company has not obtained the $2.5 million capital investment, and on October 27, 1998, the Bank informed the Company of its decision to: (1) implement an additional one percent (1%) default rate of interest provided for the Credit Agreement, retroactive back to July 31, 1998; (2) reduce the maximum loan commitment level to $1.0 million; and (3) terminate the credit agreement on February 1, 1999. In such letter, the Bank also reserved its right to take further action with respect to the defaults in the future. If the company is unable to repay the Revolving Facility or obtain substitute financing, the Bank has the right to, among other things, (i) accelerate all unpaid principal and interest with respect to all debts, liabilities or obligations owed to the Bank by QCP, (ii) put account debtors of QCP on notice that payments due QCP should be made to a lockbox for the benefit of the Bank, collect such payments and apply such collections to payment of the obligations owed to the Bank, (iii) occupy all premises where QCP conducts business without payment of rent, and
(iv) foreclose its security interest in all the equipment, general intangibles, inventory and receivables owned by QCP. The Company is seeking alternative working capital financing sources, and has entered into an agreement to sell 1,000,000 shares of Series A Preferred Stock of QCP to an accredited investor for $1,000,000 (see "Item 2. Changes in Securities and Use of Proceeds.") The Company has no other commitment for financing in place and there can be no assurance that it will be able to obtain any further financing.

The Company has been unable to borrow sufficient amounts under the Revolving Facility to finance its working capital requirements. In order to help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes which provide for interest at the Bank's prime plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in aggregate were $5,014,200 ($4,544,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III) and $5,308,800 ($4,838,800 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III) at August 31, 1998 and November 30, 1998, respectively. Certain of the promissory notes ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard, at November 30, 1998) were payable on demand or no later than April 1, 1998 and, accordingly, are past due. Pursuant to a letter dated October 30, 1998, Charles R. Drummond committed not to demand payment of, or take any action to collect, the promissory notes owed him until August 31, 1999 or such time as the Company has the ability to repay such promissory notes. The promissory notes payable to Charles R. Drummond are fully subordinate for all purposes to the security interest of the Bank.

The Company has suffered substantial recurring losses from operations. The Company has incurred a net loss of ($10,068,000) during the fiscal year ended August 31, 1998 and a net loss of ($909,000) during the quarter ended November 30, 1998, and, as of November 30, 1998, the Company's current liabilities exceeded its current assets by $6,358,000 and its total liabilities exceeded its total assets by $5,504,000. These factors, in combination with the matters discussed in the previous paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Approximately $5 million may be required to support the Company's ongoing operations, exclusive of debt repayments, through August 31, 1999. Except for the agreement to sell shares of QCP's Series A Preferred Stock, the Company does not have any other commitments for financing and there can be no assurance that any additional financing will be available to the Company on terms acceptable to the Company, if at all. The Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and to refinance the Credit Facility. The Company's shareholder deficit, and continuing losses create serious risk of loss for the holders of the Company's securities.

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

If management's assumptions prove too optimistic, an impairment charge, based on an undiscounted cash flow analysis, would result. The impairment charge would be computed based on the excess of carrying value over the fair value of assets. This would result in a valuation adjustment to the $1,234,000 in property, plant and equipment at November 30, 1998.

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


                                     PART II
                                OTHER INFORMATION


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 14, 1999, QCP entered into an agreement ("Agreement") to sell 1,000,000 shares of its Series A Preferred Stock, no par value ("QCP Preferred Stock"), for an aggregate purchase price of $1,000,000 to one accredited investor pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Agreement will be consummated upon acceptance of QCP's Certificate of Amendment to Articles of Incorporation by the California Secretary of State. The QCP Preferred Stock is convertible into shares of the Company's no par value common stock at a conversion price of $.20 per share, which is subject to adjustment upon certain events. Dividends are cumulative and payable on each share of QCP Preferred Stock at the rate of $.06 per annum. The QCP Preferred Stock restricts the payment of dividends to the common stock holders of QCP until the payment of all accrued but unpaid dividends on the QCP Preferred Stock. Each share of QCP Preferred Stock is entitled to a liquidation preference of $1.00 per share plus all accrued but unpaid dividends. QCP may redeem the QCP Preferred Stock at any time on or after January 14, 2004 at a price equal to the liquidation preference. Approximately $200,000 of the proceeds will be paid to the Bank to reduce the Company's revolving line of credit, with the remainder used for working capital purposes.

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


                                       GOLDEN PHARMACEUTICALS, INC.
                                       (Registrant)



DATED:  January 19, 1999               BY:  /s/  Gary P. Pryor
                                          -----------------------------------
                                          Gary P. Pryor

                                 EXHIBIT INDEX


EXHIBIT
NO.                 DESCRIPTIONS
-------             ------------
 27                 Financial Data Schedule