Form 10QSB
period 1999-02-28
GOLDEN PHARMACEUTICALS INC
filed 1999-04-20
CIK 312651

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1999


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


The number of shares of common stock outstanding as of MARCH 31, 1999, was 125,162,873

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
                                   (UNAUDITED)

                                     ASSETS


                                                                                    FEBRUARY 28,           AUGUST 31,
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CURRENT ASSETS

       Cash                                                                        $        92,128       $        61,860
       Trade receivables, net of allowance for doubtful accounts of
       $112,409 and $535,945 at February 28, 1999 and August 31, 1998                    1,394,285             1,377,291
       Notes receivable                                                                    139,797               139,797
       Inventories                                                                         518,806               577,947
       Prepaid expenses and other                                                          127,984               141,144
       Net assets held for sale                                                                  -               173,000
                                                                                   ---------------       ---------------

              TOTAL CURRENT ASSETS                                                       2,273,000             2,471,039

PROPERTY, PLANT AND EQUIPMENT - AT COST                                                  2,188,458             2,166,642
       Less accumulated depreciation and amortization                                    1,036,205               873,325
                                                                                   ---------------       ---------------

              TOTAL PROPERTY, PLANT & EQUIPMENT                                          1,152,253             1,293,317

OTHER ASSETS
       Intangibles - net of accumulated amortization of $2,333 and $1,933 at
       February 28, 1999 and August 31, 1998                                                 9,667                10,067

       Non-compete agreement                                                                51,788                69,050

                                                                                   ---------------       ---------------
              TOTAL OTHER ASSETS                                                            61,455                79,117
                                                                                   ---------------       ---------------

                      TOTAL ASSETS                                                 $     3,486,708       $     3,843,473
                                                                                   ===============       ===============



                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED) - continued
                      LIABILITIES AND STOCKHOLDERS' DEFICIT


                                                                                     FEBRUARY 28,           AUGUST 31,
                                                                                         1999                  1998
                                                                                   ----------------      ----------------
CURRENT LIABILITIES
       Notes payable                                                               $        654,980      $        833,639
       Notes payable - related parties                                                    5,483,400             5,014,200
       Current maturities of long-term debt                                                  50,000               212,228
       Current maturities of capitalized lease obligations                                  229,750               224,588
       Accounts payable                                                                   1,115,421             1,142,999
       Deferred revenue - non-compete agreement                                             250,000                     -
       Accrued liabilities
              Salaries, wages and other compensation                                         43,368                47,070
              Interest                                                                      553,143               316,854
              Other                                                                         108,888               114,653
                                                                                   ----------------      ----------------
              TOTAL CURRENT LIABILITIES                                                   8,488,950             7,906,231

LONG-TERM OBLIGATIONS, less current maturities                                                    -                25,000

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                      362,262               467,191

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                   41,493                39,875

CONTINGENCIES AND COMMITMENTS                                                                     -                     -

MINORITY INTEREST                                                                         1,000,000                     -

STOCKHOLDERS' DEFICIT
       Common stock - no par value; 200,000,000 shares authorized; 128,451,873 issued; and 125,162,873 outstanding at
       February 28, 1999 and August 31, 1998, respectively                               24,714,858            24,714,858

       Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/
       30% cumulative convertible, 29,653 shares, issued and outstanding at
       February 28, 1999 and August 31, 1998, respectively-                                 292,558               292,558
       Dividends accrued on preferred stock                                                 239,088               236,419
                                                                                   ----------------      ----------------
                                                                                         25,246,504            25,243,835
       Accumulated deficit                                                              (31,558,369)          (29,744,527)
                                                                                   ----------------      ----------------
                                                                                         (6,311,865)           (4,500,692)
       Less common stock in treasury at cost, 3,289,000 shares at February 28,
       1999 and August 31, 1998, respectively                                                94,132                94,132
                                                                                   ----------------      ----------------
              TOTAL STOCKHOLDERS' DEFICIT                                                (6,405,997)           (4,594,824)
                                                                                   ----------------      ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $      3,486,708      $      3,843,473
                                                                                   ================      ================

                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     SIX MONTHS ENDED FEBRUARY 28,
                                                                                ---------------------------------------
                                                                                      1999                    1998
                                                                                -----------------      ----------------
NET SALES                                                                       $       3,692,614      $      2,760,983
COST OF SALES                                                                           2,830,793             2,233,057
                                                                                -----------------      ----------------

              GROSS MARGIN                                                                861,821               527,926

       Selling, general and administrative expense                                      2,463,941             3,086,569
       Unusual charge - impairment loss                                                         -               230,000
                                                                                -----------------      ----------------

              OPERATING LOSS                                                           (1,602,120)           (2,788,643)

OTHER INCOME/ (EXPENSE)
       Interest expense                                                                  (413,917)             (240,980)
       Joint venture loss                                                                 (22,618)              (62,943)
       Settlement of accounts payable and other liabilities                               211,330                     -
       Gain on disposal of assets                                                               -                   135
       Other income                                                                        23,656                51,551
                                                                                -----------------      ----------------

              TOTAL OTHER INCOME (EXPENSE)                                              (201,549)              (252,237)
                                                                                -----------------      ----------------

              LOSS BEFORE INCOME TAX EXPENSE                                          (1,803,669)            (3,040,880)
                                                                                -----------------      ----------------

INCOME TAX EXPENSE  (BENEFIT)                                                               1,258                   200
                                                                                -----------------      ----------------

LOSS BEFORE MINORITY INTEREST                                                         (1,804,927)            (3,041,080)

MINORITY INTEREST                                                                               -               416,710
                                                                                -----------------      ----------------

NET LOSS                                                                        $      (1,804,927)     $     (2,624,370)

DIVIDENDS ON PREFERRED SHARES                                                               6,247                     -
                                                                                -----------------      ----------------

NET LOSS APPLICABLE TO COMMON SHARES                                            $      (1,811,174)     $     (2,624,370)
                                                                                =================      ================

BASIC AND DILUTED LOSS PER SHARE                                                $            (.01)     $           (.02)
                                                                                =================      ================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                   125,162,873           125,127,847
                                                                                =================      ================




                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED FEBRUARY 28,
                                                                                ---------------------------------------
                                                                                      1999                    1998
                                                                                -----------------      ----------------
NET SALES                                                                       $       1,679,779      $      1,449,495
COST OF SALES                                                                           1,233,618             1,121,017
                                                                                -----------------      ----------------

              GROSS MARGIN                                                                446,161               328,478

       Selling, general and administrative expense                                      1,190,556             1,457,524
       Unusual charge - impairment loss                                                         -               430,000
                                                                                -----------------      ----------------

              OPERATING LOSS                                                            (744,395)            (1,559,046)

OTHER INCOME/ (EXPENSE)
       Interest expense                                                                 (188,147)              (122,364)
       Joint venture loss                                                                 (8,647)               (35,237)
       Settlement of accounts payable and other liabilities                                26,760                     -
       Gain on disposal of assets                                                               -                   135
       Other income                                                                        22,240                26,984
                                                                                -----------------      ----------------

              TOTAL OTHER INCOME (EXPENSE)                                              (147,794)              (130,482)
                                                                                -----------------      ----------------

              LOSS BEFORE INCOME TAX EXPENSE                                            (892,189)            (1,689,528)
                                                                                -----------------      ----------------

INCOME TAX EXPENSE  (BENEFIT)                                                               3,900                 1,600
                                                                                -----------------      ----------------

LOSS BEFORE MINORITY INTEREST                                                           (896,089)            (1,691,128)

MINORITY INTEREST                                                                               -               310,954
                                                                                -----------------      ----------------

NET LOSS                                                                        $        (896,089)     $     (1,380,174)

DIVIDENDS ON PREFERRED SHARES                                                               6,247                     -
                                                                                -----------------      ----------------

NET LOSS APPLICABLE TO COMMON SHARES                                                     (902,336)           (1,380,174)
                                                                                =================      ================

BASIC AND DILUTED LOSS PER SHARE                                                $            (.01)     $           (.01)
                                                                                =================      ================

WEIGHTED AVERAGE SHARES OUTSTANDING                                                   125,162,873           125,127,847
                                                                                =================      ================


                 See Notes to Consolidated Financial Statements

                  GOLDEN PHARMACEUTICALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   FOR THE SIX MONTHS ENDED FEBRUARY 28,
                                                                                   -------------------------------------
                                                                                        1999                 1998
                                                                                   ---------------      ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES
       Net loss before minority interest                                           $    (1,804,927)     $    (2,624,370)
       Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization                                                180,542              357,831
              Settlement of accounts payable and other liabilities                        (211,330)                   -
              Gain on sale of equipment                                                          -                 (135)
              Minority interest                                                                  -             (416,710)
              Joint venture loss                                                            22,618               62,943
              Reduction in carrying value of fixed assets                                        -              230,000
       Changes in assets and liabilities net of effects of acquisition and joint venture:
              (Increase) decrease in accounts receivable                                   (16,994)              90,682
              (Increase) decrease in inventories                                            82,141              138,902
              (Increase) decrease in prepaid expenses and other                             13,160              (91,988)
              Increase in accounts payable                                                  44,989               11,908
              Decrease in income taxes payable                                                   -              (40,000)
              Increase in deferred revenue - non-compete agreement                         250,000                    -
              Increase in accrued liabilities                                              226,822               81,569
                                                                                   ---------------      ---------------
                  TOTAL ADJUSTMENTS                                                        591,948              425,002
                                                                                   ---------------      ---------------

                  NET CASH USED IN OPERATING ACTIVITIES                                 (1,212,979)          (2,199,368)

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property, plant, and equipment                                          (21,816)             (97,266)
       Proceeds from sale of equipment                                                     150,000                  901
       Increase investment in joint venture                                                (21,000)             (42,000)
       Decrease in notes receivable                                                              -              100,203
                                                                                   ---------------      ---------------
              NET CASH USED BY INVESTING ACTIVITIES                                        107,184              (38,162)

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of preferred shares in subsidiary                                        1,000,000                    -
       Dividends on preferred shares                                                        (6,247)                   -
       Borrowings under notes payable - related parties                                    469,200            2,590,000
       Borrowings under capitalized lease and other long-term obligations                   21,816               21,855
       Payments on capitalized lease and other long term obligations                      (170,047)            (167,946)
       Borrowings on line of credit                                                      3,946,126            4,918,609
       Payments on line of credit                                                       (4,124,785)          (5,125,038)
                                                                                   ---------------      ---------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                                  1,136,063            2,237,480
                                                                                   ---------------      ---------------
NET INCREASE (DECREASE) IN CASH                                                             30,268                  (50)
CASH, BEGINNING OF PERIOD                                                                   61,860               26,143
                                                                                   ===============      ===============
CASH, END OF PERIOD                                                                $        92,128      $        26,093
                                                                                   ===============      ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
       Interest paid                                                               $       177,628      $       129,804
                                                                                   ===============      ===============
       Income taxes paid (received)                                                $         1,258      $        40,200
                                                                                   ===============      ===============

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

Basic and diluted earnings per share for the six months ended February 28, 1999 and 1998 is calculated as follows:


                                                                           SIX MONTHS ENDED
                                                                              FEBRUARY 28
                                                                ----------------------------------------
                                                                       1999                    1998
                                                                ----------------       -----------------
    Net loss applicable to common shares                        $     (1,811,174)      $      (2,624,370)
                                                                ================       =================

    Weighted average number of shares outstanding
         Basic earnings per share
            Weighted average shares outstanding for
            Basic earnings per share calculation                     125,162,873             125,127,847
                                                                ================       =================

         Diluted earnings per share
            Weighted average shares outstanding                      125,162,873             125,127,847

            Effect of exercise of options                                      *                       *

            Effect of conversion of Class A 15%/30%
            cumulative convertible preferred stock and
            accrued dividends thereon                                          *                       *

            Effect of conversion of Series A redeemable
            convertible preferred stock of subsidiary                          *                     N/A
                                                                ----------------       -----------------

            Weighted average shares outstanding for
            diluted earnings per share calculation                   125,162,873             125,127,847
                                                                ================       =================

* The effect of options and convertible shares was not included in the diluted earnings per share calculation for the six months ended February 28, 1999 and 1998 as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the six months ended February 28, 1999 and 1998 that could potentially dilute earnings per share in the future were 6,485,618 shares and 2,531,059 shares, respectively.

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

NOTE 2.         REALIZATION OF ASSETS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of $1,602,000 and $10,131,000, respectively, during the six months ended February 28, 1999 and during the fiscal year ended August 31, 1998. In addition, at February 28, 1999, the Company had a negative working capital position of $6,216,000 due primarily to $5,483,400 in short term borrowings from related parties (see Note 7), and the Company had a total stockholders' deficit of $6,406,000. These factors among others raises substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 5, as of February 28, 1999 the Company was not in compliance with the covenants of its Norwest Credit, Inc. ("Bank") revolving line of credit (the "Bank Revolving Facility", and the Bank elected to exercise certain of its remedies under the Amended and Restated Credit Agreement dated August 7, 1995 between the Bank and the Company (the "Credit Agreement"). The Bank Revolving Facility was paid in full on April 6, 1999 (See Note 9). The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional equity financing in fiscal 1999 to re-capitalize the Company, and ultimately to attain profitability.

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

NOTE 4.         UNUSUAL CHARGE - IMPAIRMENT LOSS AND UNCERTAINTY

At the end of the quarter ended February 28, 1998, Pharma Labs recorded a non-cash impairment loss of $230,000 related to the write-down of property, plant, and equipment to estimated fair market value.

NOTE 5.         NOTES PAYABLE AND LONG-TERM DEBT

The Company was not in compliance at August 31, 1998 and at February 28, 1999 with covenants under the Bank Revolving Facility and, accordingly, the balance due on the Bank Revolving Facility was past due on February 28, 1999. On April 6, 1999, the Company paid in full the amounts due under the Bank Revolving Facility with proceeds of a credit facility with ALCO Financial Services, LLC (See Note 9).

NOTE 6.         SALE OF PREFERRED STOCK

In January 1999, Quality Care Pharmaceuticals, Inc. ("QCP"), a wholly-owned subsidiary of the Company, sold 1,000,000 shares of its Series A Preferred Stock, no par value ("QCP Preferred Stock"), for an aggregate purchase price of $1,000,000 to one accredited investor pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The QCP Preferred Stock is convertible at the option of the holder into shares of the Company's no par value common stock at a conversion price of $.20 per share, which is subject to adjustment upon certain events. Dividends are cumulative and payable on each share of QCP Preferred Stock at the rate of $.06 per annum. The QCP Preferred Stock restricts the payment of dividends to the common stock holders of QCP until the payment of all accrued but unpaid dividends on the QCP Preferred Stock. Each share of QCP Preferred Stock is entitled to a liquidation preference of $1.00 per share plus all accrued but unpaid dividends. QCP may redeem the QCP Preferred Stock at any time on or after January 14, 2004 at a price equal to the liquidation preference.

NOTE 7.         RELATED PARTY TRANSACTIONS

During fiscal 1999, and through April 15, 1999, the Company borrowed $174,600, net of repayments, from certain shareholders who are also officers and directors. During the six months ended February 28, 1999, the Company recorded $263,000 in interest expense on loans from related parties. At February 28, 1999, the Company owed $4,983,400 in notes payable to one of the above shareholders, $30,000 to another of the above shareholders, and $470,000 in notes payable to a director of the Company. At February 28, 1999 $553,000 in accrued interest was payable on the preceding notes. Certain of these loans are payable on demand and all such loans bear interest at bank prime plus 2%. Certain of these loans ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard at February 28, 1999) were payable on demand or no later than April 1, 1998, and, accordingly, were past due at February 28, 1999. By letter dated October 30, 1998, Charles R. Drummond committed not to demand payment of, or take action to collect, promissory notes, including those past due, owed to him until August 31, 1999 or such time as the Company has the ability to pay such notes. All amounts due to Mr. Drummond were at February 28, 1999 subordinate to all amounts due under the Bank Revolving Facility. Additionally, all amounts due to Mr. Drummond are subordinate to all amounts due under the ALCO Facility (as defined below). Loan proceeds were used for working capital. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

NOTE 8.         INVESTMENT IN JOINT VENTURE

In October 1998, the Company and VNA Home Health Systems ("VNA") signed an agreement pursuant to which VNA will withdraw from RxDirect, LLC ("RxDirect"). Under the terms for the withdrawal agreement, VNA was to pay the Company a $154,000 withdrawal fee by December 1, 1998. To date, the Company has collected $32,000 of such amount and is considering various collection alternatives with respect to the remaining $122,000.

NOTE 9.         SUBSEQUENT EVENTS

On April 2, 1999, the Company and QCP entered into an agreement with ALCO Financial Services, LLC ("ALCO") for a $1,500,000 revolving credit facility (the "ALCO Facility") bearing interest at bank prime rate plus three percent (3%). The first draw under this new credit facility was made on April 6, 1999 in the amount of $563,500 and was used to repay in full the Bank Revolving Facility. The ALCO Facility is for a period of two years with a one year renewal term. The ALCO Facility is collateralized by equipment, general intangibles, inventory and accounts receivable. The amount of funds available to borrow (the "Borrowing Base") under the ALCO Facility is determined based on eligible accounts receivable and inventory. As of April 19, 1999, the Company had $628,800 of accounts receivable and $345,000 of inventory eligible for the Borrowing Base and had $563,563 of principal outstanding under the ALCO Facility. The ALCO Facility includes customary covenants that, among other things, restrict the ability of the Company and QCP to sell assets, incur additional indebtedness or declare or pay dividends.

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

RECENT DEVELOPMENTS

The Company had a net loss of $1,805,000 during the six months ended February 28, 1999, and, as of February 28, 1999, the Company's current liabilities exceeded its current assets by $6,216,000 and its total liabilities exceeded its total assets by $6,406,000.

For the last fiscal year and through the first six months of fiscal 1999, the Company has been operating in an increasingly difficult environment, and the Company expects to continue to operate in this environment for the foreseeable future. The Company's operations in fiscal 1998 and the first six months of fiscal 1999 have consumed substantial amounts of cash and have generated significant net losses which reduced shareholder's equity to a deficit of $6,406,000 at February 28, 1999. Also, QCP has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near term. There is substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon its ability to obtain funding to support the Company's operating losses and capital requirements, as to which no assurance can be given.

On April 2, 1999, the Company entered into an agreement with ALCO for a $1,500,000 revolving credit facility bearing interest at Bank Prime plus three percent (3%). The first draw under this new credit facility was made on April 6, 1999 in the amount of $563,500 and was used to pay in full all amounts due under the Bank Revolving Facility. The ALCO Facility is for a period of two years with a one year renewal term. The ALCO Facility is collateralized by equipment, general intangibles, inventory and accounts receivable, and availability under the ALCO Facility is determined based on eligible accounts receivable and inventory. As of April 19, 1999, the Company had $628,800 of accounts receivable and $345,000 of inventory eligible for the Borrowing Base and had $563,563 principal outstanding under the ALCO Facility.

RESULTS OF OPERATIONS

SIX MONTHS ENDED FEBRUARY 28, 1999, COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1998, ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the six months ended February 28, 1999, increased 34% to $3,693,000 from $2,761,000 for the same period last year. This sales gain was primarily due to the expansion of QCP sales into the following new business areas: seasonal sale of flu vaccine, $415,000, sales to new government accounts, $265,000, and sales of new products, $306,000. Partially offsetting the QCP sales gain was lower sales at Pharma Labs, which declined 92 % to $29,000 in the six months from $340,000 for the comparable six months last year. The Pharma Labs business discontinued operations on October 9, 1998.

COST OF SALES - Cost of sales as a percentage of sales decreased to 76.7%, or $2,233,000, for the six months ended February 28, 1999, as compared to 80.9%, or $3,693,000, for the same period last year. Contributing to this decrease was a write-down of Pharma Lab inventory by $200,000 to net realizable value recognized in the six months ended February 28, 1998.

SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A) were $2,464,000, a decrease of $853,000 compared to $3,317,000 during the comparable quarter last year. Pharma Labs SG&A decreased $313,000 to $48,000 as a result of the liquidation of this business which discontinued operations on October 9, 1998. The balance of the SG&A expense decrease was primarily the result of overhead cost reductions in the current period.

OTHER INCOME (EXPENSE) - Interest expense increased to $414,000 from $241,000 in the comparable period last year. This increase is due to interest payable on additional working capital borrowings from a shareholder who is also an officer and director. See "Note 7" to "Notes to Consolidated Financial Statements."

The joint venture loss from RxDirect decreased to $23,000 from $63,000 during the comparable period last year. This reduction in loss was the result of overhead cost reductions and a substantial reduction in operations at RxDirect.

The $211,000 gain on settlement of accounts payable and other liabilities during the six months ended February 28, 1999, resulted from the settlement of a payable due the other member of Pharma Labs under a non-compete agreement, $125,000, and the resolution of other Pharma Labs payables and liabilities, $86,000.

UNUSUAL CHARGE / IMPAIRMENT LOSS - At the end of the six months ended February 28, 1998, Pharma Labs recorded a non-cash impairment loss of $230,000 related to the write-down of property, plant and equipment to estimated net market value.

NET LOSS - The Company reported a $1,805,000 net loss for the six months ended February 28, 1999 compared to a $2,624,000 net loss for the comparable period last year. The improved results are due primarily to reduced overhead expenses, $853,000, including cost savings from the wind-down of Pharma Labs of $620,000 and a $211,000 gain on the settlement of Pharma

Labs liabilities. Partially offsetting the above reductions was an increase in interest expense of $171,000 as a result of increased short term borrowings.

THREE MONTHS ENDED FEBRUARY 28, 1999, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1998, ($ ROUNDED TO NEAREST THOUSAND.)

NET SALES - Net sales for the three months ended February 28, 1999 were $1,680,000, an increase of $231,000 compared to $1,449,000 for the same period last year. The increase is due to the expansion of QCP's sales into the business areas of government accounts , $112,000, and new product line sales, $140,000. Partially offsetting the QCP sales gain was the Pharma Labs discontinued operations on October 9, 1998 resulting in a reduction in sales of $245,000 from the quarter ended February 28, 1998.

COST OF SALES - Cost of sales as a percentage of sales was 73.4%, or $1,234,000, in the quarter ended February 28, 1999, compared to 91.1%, or $1,121,000, for the comparable quarter last year. Included in cost of sales in the quarter ended February 28, 1998 was a $200,000 inventory write-down to net realizable value which was the major reason cost of sales was substantially higher in the second quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses decreased to $1,191,000 in the quarter ended February 28, 1999 from $1,458,000 during the same period last year. Pharma Labs SG&A decreased by $137,000 during the quarter ended February 28, 1999 due to discontinued operations on October 9, 1998. The Company's SG&A decreased by $103,000 due to reductions in staffing from the quarter ended February 28, 1998.

OTHER INCOME (EXPENSE) - Interest expense increased to $188,000 from $122,000 in the comparable quarter last year. This increase is due to interest on additional working capital borrowings from shareholders who are also officers and directors. See "Note 7" to "Notes to Consolidated Financial Statements."

The joint venture loss from RxDirect decreased to $9,000 from $35,000 during the comparable quarter last year. This reduction in loss was the result of overhead cost reductions and a substantial reduction in operations at RxDirect.

An additional $27,000 gain on settlement of accounts payable and other liabilities resulted from the settlement of other Pharma Labs payables and liabilities during the quarter ended February 28, 1999.

UNUSUAL CHARGE / IMPAIRMENT LOSS - In the quarter ended February 28, 1998, Pharma Labs recorded a non-cash impairment loss of $230,000 related to the write-down of property, plant and equipment to estimated net market value.

NET LOSS - The Company reported a net loss of $896,000 in the quarter ended February 28, 1999, compared to a net loss of $1,380,000 for the comparable period last year. Losses from operations were $744,000 in the quarter ended February 28, 1999, compared to an operating loss of $1,559,000 in the second quarter of fiscal 1998. The improved results, as discussed above, are primarily due to a reduction in SG&A of $267,000 and the non-cash impairment losses in Pharma Labs that occurred in the second quarter of fiscal 1998 (including the $230,000 write-down of property, plant and equipment and the $200,000 inventory write-down). Partially offsetting the above reductions was an increase in interest expense of $66,000 in the quarter ended February 28, 1999 compared to the second quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of February 28, 1999, as compared to August 31, 1998.

                                                                  FEBRUARY 28,            AUGUST 31,
                                                                     1999                    1998
                                                               ----------------       -----------------
         Current assets                                        $      2,273,000       $       2,471,000
         Current liabilities                                          8,489,000               7,906,000
                                                               ----------------       -----------------

         Net working capital (deficiency)                      $     (6,216,000)      $      (5,435,000)
                                                               ================       =================

At February 28, 1999, current liabilities were $8,489,000, an increase of $583,000 from August 31, 1998. Current liabilities increased primarily due to the following: additional borrowings, $439,000, from a shareholder who is also an officer and director (see "Note 7" to "Notes to Consolidated Financial Statements"), an increase in accrued interest of $236,000 and a $250,000 increase in deferred revenue on a non-compete agreement (see "Note 3" to "Notes to Consolidated Financial Statements"). Partially offsetting the above increases was a $179,000 decrease on the Bank line and a $125,000 decrease in a payable to the other Pharma Labs member resulting from the settlement of a non-compete agreement.

Prior to September 1998, the Company's primary source of funds for working capital was the Bank Revolving Facility. At February 28, 1999, the balance outstanding was $655,000, and the interest rate under the Bank Revolving Facility was 11.75%. The Bank Revolving Facility was paid in full on April 6, 1999 with funds drawn on the ALCO Facility.

In order to help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes which provide for interest at the Bank's prime plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in the aggregate were $5,014,200 ($4,594,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III) and $5,483,400, ($4,983,400 payable to Charles R. Drummond; $470,000 payable to Arch
G. Gothard, III; $30,000 payable to John H. Grant) at August 31, 1998 and February 28, 1999, respectively. Certain of the promissory notes ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard, at February 28, 1999) were payable on demand or no later than April 1, 1998 and, accordingly, are past due. Pursuant to a letter dated October 30, 1998, Charles
R. Drummond committed not to demand payment of, or take any action to collect, the promissory notes owed him until August 31, 1999 or such time as the Company has the ability to repay such promissory notes. The promissory notes payable to Charles R. Drummond at February 28, 1999 were fully subordinated to the amounts due under the Bank Revolving Facility. On February 2, 1999, all promissory notes payable to Mr. Drummond became fully subordinated to the amounts due, or to become due, under the ALCO Facility.

The Company has suffered substantial recurring losses from operations. The Company incurred a net loss of ($10,068,000) during the fiscal year ended August 31, 1998 and a net loss of ($1,805,000) during the six months ended February 28, 1999, and, as of February 28, 1999, the Company's current liabilities exceeded its current assets by $6,216,000 and its total liabilities exceeded its total assets by $6,406,000. These factors, in combination with the matters discussed in the previous paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Approximately $5 million may be required to support the Company's ongoing operations, exclusive of debt repayments, through August 31, 1999. Except for the agreement with ALCO, the Company does not have any other commitments for financing and there can be no assurance that any additional financing will be available to the Company on terms acceptable to the Company, if at all. The Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and operating losses. The Company's shareholder deficit, and continuing losses create serious risk of loss for the holders of the Company's securities.

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

Key assumptions in the asset impairment test include reversal of recent operating losses and sales declines, several years of significant sales growth, and product cost reduction achieved through purchasing and volume efficiencies. Management feels this projection is achievable considering the size of the retail pharmacy market, estimated to be $84 billion, the growth rate of competitors in the industry, and based on estimates of growth potential made by companies participating in the industry.

If management's assumptions prove too optimistic, an impairment charge, based on an undiscounted cash flow analysis, would be required. The impairment charge would be computed based on the excess of carrying value over the fair value of assets. This would result in a valuation adjustment to the $1,152,000 in property, plant and equipment at February 28, 1999.

Accordingly, it is possible that the results of the impairment test may change in the future and an impairment loss may result.

YEAR 2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company is currently planning to install an upgrade to its existing business software package in 1999 to accommodate year 2000 issues. This upgrade is year 2000 compliant. An initial assessment has been completed and the incremental cost of achieving Year 2000 compliance is estimated to be not material. Timely installation of the upgrade to the business software package is critical to year 2000 compliance. Cost will be expensed as incurred and are estimated to continue through fiscal 1999.

RISK FACTORS

In addition to the other information contained in this Report, the Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by on or on-behalf of, the Company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:


o The Company has incurred a significant amount of indebtedness and the Company's cash flow from operations is not sufficient to fund debt service related thereto.

o Due to the current indebtedness, the Company's ability to obtain additional financing in the future and the Company's flexibility in reacting to changes in the industry and economic conditions generally will be limited.

o The ALCO Facility is subject to a variable rate of interest and a substantial increase in interest rates could adversely affect the Company's ability to service the debt obligations under the ALCO Facility.

o The Company's ability to attract and return highly qualified management and product development personnel.

o The Company's ability to anticipate changing technology and products and to efficiently develop, introduce or obtain the rights to technological advancements and new products that will gain customer acceptance.

                                     PART II
                                OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 1999, QCP sold 1,000,000 shares of QCP Preferred Stock, for an aggregate purchase price of $1,000,000 to one accredited investor pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The QCP Preferred Stock is convertible into shares of the Company's no par value common stock at a conversion price of $.20 per share, which is subject to adjustment upon certain events. Dividends are cumulative and payable on each share of QCP Preferred Stock at the rate of $.06 per annum. The QCP Preferred Stock restricts the payment of dividends to the common stock holders of QCP until the payment of all accrued but unpaid dividends on the QCP Preferred Stock. Each share of QCP Preferred Stock is entitled to a liquidation preference of $1.00 per share plus all accrued but unpaid dividends. QCP may redeem the QCP Preferred Stock at any time on or after January 14, 2004 at a price equal to the liquidation preference. The proceeds from the sale of the QCP Preferred Stock were used to fund general operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3 Certificate of Amendment to Articles of Incorporation of Quality Care Pharmaceuticals, Inc. filed January 15, 1999.*

         10.1 ALCO Financial Services, LLC Loan Agreement and Security Agreement dated as of April 2, 1999 between ALCO Financial Services, LLC, the Company and Quality Care Pharmaceuticals, Inc.(1)

         10.2 Letter Agreement dated April 2, 1999 by ALCO Financial Services, LLC.(1)

         10.3 Revolving Credit Note dated April 2, 1999 in the principal amount of up to $1,500,000 made by the Company and Quality Care Pharmaceuticals, Inc.(1)

         27       Financial Data Schedule.*

------------

 *       Filed herewith

(1)      To be filed by Amendment

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


                                              GOLDEN PHARMACEUTICALS, INC.
                                              (Registrant)



DATED:  April 20, 1999                        BY:  /s/    John H. Grant
                                                 ------------------------------
                                                  John H. Grant, Vice Chairman
                                                  (Chief Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.                                 Description
-----------                                 -----------

     3 Certificate of Amendment to Articles of Incorporation of Quality Care Pharmaceuticals, Inc. filed January 15, 1999.*

     10.1 ALCO Financial Services, LLC Loan Agreement and Security Agreement dated as of April 2, 1999 between ALCO Financial Services, LLC, the Company and Quality Care Pharmaceuticals, Inc.(1)

     10.2             Letter Agreement dated April 2, 1999 by ALCO Financial
                      Services, LLC.(1)

     10.3 Revolving Credit Note dated April 2, 1999 in the principal amount of up to $1,500,000 made by the Company and Quality Care Pharmaceuticals, Inc.(1)

     27               Financial Data Schedule.*

--------------

 *       Filed herewith

(1)      To be filed by Amendment