Form 10QSB/A
period 1999-02-28
GOLDEN PHARMACEUTICALS INC
filed 1999-04-30
CIK 312651

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


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

                                 (714) 754-5800
                            Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES  X   No
                                                              ---     ---


The number of shares of common stock outstanding as of MARCH 31, 1999, was 125,162,873

         Transitional Small Business Disclosure Format:  Yes     NO
                                                             ---    ---

================================================================================

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

         Quality Care Pharmaceuticals, Inc. ("QCP"), a wholly owned subsidiary of the Company, along with other entities, has been named as a defendant in approximately forty-seven lawsuits, and expects to be named in additional lawsuits, brought by numerous plaintiffs relating to personal injury claims caused by the use of fen fluaramine, dexfen fluramine and/or phentormine, collectively known as Phen Fen. The lawsuits have been brought in various jurisdictions, including state courts in California, Nevada and West Virginia. In California, case management has been consolidated in the Superior Court of California, County of Los Angeles, Judicial Council Coordination Proceeding No. 4032. According to an internet web site maintained by the California Superior Court, County of Los Angeles, QCP has been named as a defendant in approximately forty-five lawsuits, but QCP has only been served in thirteen California lawsuits to date. QCP has also been served as a defendant in lawsuits filed in state court in the States of Nevada and West Virginia. The first lawsuit in California was filed against the principal defendants, including manufacturers, distributors and physicians, on May 27, 1998 and lawsuits have been filed on various dates since that time. QCP has been added as a named defendant in lawsuits at various times over the last few months. Plaintiffs in all of the lawsuits are seeking monetary damages as well as injunctive relief. At this time it is not possible for the Company to determine what, if any, liability to the Company will result from such claims.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3        Certificate of Amendment to Articles of Incorporation of Quality Care Pharmaceuticals, Inc. filed
                  January 15, 1999.(1)

         10.1     ALCO Financial Services, LLC Loan Agreement and Security Agreement dated as of April 2, 1999 between
                  ALCO Financial Services, LLC, the Company and Quality Care Pharmaceuticals, Inc.*

         10.2     Letter Agreement dated April 2, 1999 by ALCO Financial Services, LLC.*

         10.3     Revolving Credit Note dated April 2, 1999 in the principal amount of up to $1,500,000 made by the
                  Company and Quality Care Pharmaceuticals, Inc.*

         27       Financial Data Schedule.(1)

--------------
*        Filed herewith

(1) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 28, 1999 filed on April 20, 1999


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

                                          GOLDEN PHARMACEUTICALS, INC.
                                          (Registrant)



DATED:  April 30, 1999                    BY:  /s/    John H. Grant
                                               ---------------------------------
                                               John H. Grant, Vice Chairman
                                               (Chief Accounting Officer)

                                  Exhibit Index


Exhibit No.                                 Description
-----------                                 -----------
     3                Certificate of Amendment to Articles of Incorporation of Quality Care Pharmaceuticals, Inc. filed
                      January 15, 1999.(1)

     10.1             ALCO Financial Services, LLC Loan Agreement and Security
                      Agreement dated as of April 2, 1999 between ALCO Financial
                      Services, LLC, the Company and Quality Care
                      Pharmaceuticals, Inc.*

     10.2             Letter Agreement dated April 2, 1999 by ALCO Financial Services, LLC.*

     10.3             Revolving Credit Note dated April 2, 1999 in the principal amount of up to $1,500,000 made by the
                      Company and Quality Care Pharmaceuticals, Inc.*

     27               Financial Data Schedule.(1)

---------------
*        Filed herewith

(1) Filed as an Exhibit to the Company's Quarterly Report for the quarter ended February 28, 1999 filed on April 20, 1999