Form 10QSB
period 1999-05-31
GOLDEN PHARMACEUTICALS INC
filed 1999-08-31
CIK 312651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999


      [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM  _______ TO _______


                         COMMISSION FILE NUMBER:  0-9065

                               DOCSALES.COM, INC.
        (EXACT NAME of small business issuer AS SPECIFIED in its charter)

                 COLORADO                             84-0645174
  (State  or  other  jurisdiction  of             (I.R.S.  Employer
    incorporation  or  organization)             Identification  No.)

             3000 W. WARNER AVENUE, SANTA ANA, CALIFORNIA 92704-5311
                (Address of principal executive office)(Zip Code)

                                 (714) 754-2440
                            Issuer's telephone number

                          GOLDEN PHARMACEUTICALS, INC.
                  (FORMER NAME IF CHANGED SINCE THE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     No
     ---       ---

The number of shares of common stock outstanding as of JULY 20, 1999, was 3,910,770

Transitional  Small  Business  Disclosure  Format:  Yes        NO   X
                                                         ---       ---

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------


ITEM  1.     FINANCIAL  STATEMENTS

                          DOCSALES.COM, INC. AND SUBSIDIARIES
                       (FORMERLY, GOLDEN PHARMACEUTICALS, INC.)
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                        ASSETS
                                        ------


                                                                MAY 31,    AUGUST 31,
                                                                  1999        1998
                                                               ----------  -----------
CURRENT ASSETS

 Cash                                                          $        -  $    61,860
 Trade receivables, net of allowance for doubtful accounts of
 $112,409 and $535,945 at May 31, 1999 and August 31, 1998      1,406,363    1,377,291
 Notes receivable                                                 139,797      139,797
 Inventories                                                      534,608      577,947
 Prepaid expenses and other                                       105,762      141,144
 Net assets held for sale                                               -      173,000
                                                               ----------  -----------

   TOTAL CURRENT ASSETS                                         2,186,530    2,471,039

PROPERTY, PLANT AND EQUIPMENT - AT COST                         2,188,458    2,166,642
 Less accumulated depreciation and amortization                 1,117,370      873,325
                                                               ----------  -----------

   TOTAL PROPERTY, PLANT & EQUIPMENT                            1,071,088    1,293,317

OTHER ASSETS
 Intangibles - net of accumulated amortization of $2,333 and
 $1,933 at May 31, 1999 and August 31, 1998                         9,467       10,067

 Non-compete agreement                                             43,159       69,050

                                                               ----------  -----------
   TOTAL OTHER ASSETS                                              52,626       79,117
                                                               ----------  -----------

     TOTAL ASSETS                                              $3,310,244  $ 3,843,473
                                                               ==========  ===========


                 See Notes to Consolidated Financial Statements

                             DOCSALES.COM, INC. AND SUBSIDIARIES
                           (FORMERLY, GOLDEN PHARMACEUTICALS, INC.)
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED) - continued
                            LIABILITIES AND STOCKHOLDERS' DEFICIT
                            -------------------------------------


                                                                    MAY 31,      AUGUST 31,
                                                                     1999           1998
                                                                 -------------  -------------
CURRENT LIABILITIES
 Notes payable                                                   $  1,003,916   $    833,639
 Notes payable - related parties                                      500,000      5,014,200
 Current maturities of long-term debt                                  50,000        212,228
 Current maturities of capitalized lease obligations                  228,960        224,588
 Accounts payable                                                   1,347,579      1,142,999
 Deferred revenue - non-compete agreement                             250,000              -
 Accrued liabilities
   Salaries, wages and other compensation                              29,020         47,070
   Interest                                                           688,430        316,854
   Other                                                               94,093        114,653
                                                                 -------------  -------------
 TOTAL CURRENT LIABILITIES                                          4,191,998      7,906,231

LONG-TERM OBLIGATIONS, less current maturities
 Related Party                                                      4,974,236         25,000
CAPITALIZED LEASE OBLIGATIONS, less current maturities                314,331        467,191

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                             41,493         39,875

CONTINGENCIES AND COMMITMENTS                                               -              -

MINORITY INTEREST                                                   1,000,000              -

STOCKHOLDERS' DEFICIT
 Common stock - no par value; 200,000,000 shares authorized;
 128,451,873 issued; and 125,162,873 outstanding at
 May 31, 1999 and August 31, 1998, respectively                    24,714,858     24,714,858

 Preferred stock - no par value; 10,000,000 shares authorized
 Class A 15%/ 30% cumulative convertible, 29,653 shares, issued and outstanding at May 31, 1999 and August 31, 1998,
 respectively                                                         292,558        292,558
 Dividends accrued on preferred stock                                 240,533        236,419
                                                                 -------------  -------------
                                                                   25,247,949     25,243,835
 Accumulated deficit                                              (32,365,631)   (29,744,527)
                                                                 -------------  -------------
                                                                   (7,117,682)    (4,500,692)
 Less common stock in treasury at cost, 3,289,000 shares at May
 31, 1999 and August 31, 1998, respectively                            94,132         94,132
                                                                 -------------  -------------
   TOTAL STOCKHOLDERS' DEFICIT                                     (7,211,814)    (4,594,824)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  3,310,244   $  3,843,473
                                                                 =============  =============

                 See Notes to Consolidated Financial Statements

                          DOCSALES.COM, INC. AND SUBSIDIARIES
                        (FORMERLY, GOLDEN PHARMACEUTICALS, INC.)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)

                                                          THREE  MONTHS ENDED MAY 31,
                                                        -------------------------------
                                                              1999            1998
                                                        ----------------  -------------
NET SALES                                               $     2,051,129   $  1,880,708
COST OF SALES                                                 1,587,399      1,441,535
                                                        ----------------  -------------

   GROSS MARGIN                                                 463,730        439,173

 Selling, general and administrative expense                  1,087,039      1,932,798
 Unusual charge - impairment loss                                     -        203,500
                                                        ----------------  -------------

   OPERATING LOSS                                              (623,309)    (1,697,125)

OTHER INCOME/ (EXPENSE)
 Interest expense                                              (185,408)      (168,094)
 Joint venture loss                                                   -        (44,945)
 Settlement of accounts payable and other liabilities
 Gain on disposal of assets                                                    111,939
 Other income                                                    18,023         25,803
                                                        ----------------  -------------

   TOTAL OTHER INCOME (EXPENSE)                                (167,385)       (75,297)
                                                        ----------------  -------------

   LOSS BEFORE INCOME TAX EXPENSE                              (790,694)    (1,772,422)
                                                        ----------------  -------------

INCOME TAX EXPENSE  (BENEFIT)                                         -         20,920
                                                        ----------------  -------------

LOSS BEFORE MINORITY INTEREST                                  (790,694)    (1,793,342)
MINORITY INTEREST                                               (15,123)         6,754

                                                        ----------------  -------------

 NET LOSS                                               $      (805,817)  $ (1,786,588)

                                                        ================  =============

BASIC AND DILUTED LOSS PER SHARE                        $       (0.21)*   $    (0.45)*
                                                        ================  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                         3,911,340 *    4,013,199 *
                                                        ================  =============

*    Adjusted  and  restated  for  32:1  reverse  stock  split  effective July 8, 1999.

                 See Notes to Consolidated Financial Statements

                          DOCSALES.COM, INC. AND SUBSIDIARIES
                        (FORMERLY GOLDEN PHARMACEUTICALS, INC.)
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)


                                                          NINE MONTHS ENDED MAY 31,
                                                        ---------------  -------------
                                                             1999            1998
                                                        ---------------  -------------
NET SALES                                               $    5,743,743   $  4,641,691
COST OF SALES                                                4,418,192      3,674,592
                                                        ---------------  -------------

   GROSS MARGIN                                              1,325,551        967,099

 Selling, general and administrative expense                 3,550,980      5,019,367
 Unusual charge - impairment loss                                    -        433,500
                                                        ---------------  -------------

 OPERATING LOSS                                             (2,225,429)    (4,485,768)

OTHER INCOME/ (EXPENSE)
 Interest expense                                             (599,325)      (409,074)
 Joint venture loss                                            (22,618)      (107,888)
 Settlement of accounts payable and other liabilities          211,330
 Gain on disposal of assets                                                   112,074
 Other income                                                   41,679         77,354
                                                        ---------------  -------------

   TOTAL OTHER INCOME (EXPENSE)                               (368,934)      (327,534)
                                                        ---------------  -------------

   INCOME (LOSS) BEFORE INCOME TAX EXPENSE                  (2,594,363)    (4,813,302)
                                                        ---------------  -------------

INCOME TAX EXPENSE  (BENEFIT)                                    1,258         21,120
                                                        ---------------  -------------

LOSS BEFORE MINORITY INTEREST                               (2,595,621)    (4,834,422)
MINORITY INTEREST                                              (21,370)       423,464

                                                        ---------------  -------------

 NET LOSS                                               $   (2,616,991)  $ (4,410,958)
                                                        ===============  =============

BASIC AND DILUTED LOSS PER SHARE                        $      (0.67)*   $    (1.10)*
                                                        ===============  =============

WEIGHTED AVERAGE SHARES OUTSTANDING                        3,911,340 *    4,013,199 *
                                                        ===============  =============

*     Adjusted  and  restated  for  32:1  reverse  stock split effective July 8, 1999.


                 See Notes to Consolidated Financial Statements

                                      DOCSALES.COM, INC. AND SUBSIDIARIES
                                   (FORMERLY, GOLDEN PHARMACEUTICALS, INC.)
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                    FOR THE NINE MONTHS ENDED
                                                                                              MAY 31,
                                                                                    --------------------------
                                                                                        1999          1998
                                                                                    ------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
 Net loss                                                                           $(2,616,991)  $(4,410,958)
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                        270,537       767,221
   Settlement of accounts payable and other liabilities                                (211,330)            -
   Gain on sale of equipment                                                                         (112,074)
   Minority interest                                                                          -      (423,464)
   Joint venture loss                                                                    22,618       107,887
   Reduction in carrying value of fixed assets                                                        366,000
 Changes in assets and liabilities net of effects of acquisition and joint venture:
   (Increase) decrease in accounts receivable                                           (29,071)       23,773
   (Increase) decrease in inventories                                                    66,339       130,064
   (Increase) decrease in prepaid expenses and other                                     35,383       (19,781)
   Increase (decrease) in accounts payable                                               49,067        (2,266)
   Decrease in income taxes payable                                                           -       (40,000)
   Increase in deferred revenue - non-compete agreement                                 250,000             -
   Increase in accrued liabilities                                                      354,336       140,099
                                                                                    ------------  ------------
     TOTAL ADJUSTMENTS                                                                  807,879       937,459
                                                                                    ------------  ------------
 NET CASH USED IN OPERATING ACTIVITIES                                               (1,809,112)   (3,473,499)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant, and equipment                                             (21,816)     (302,230)
 Proceeds from sale of equipment                                                        150,000       198,901
 Increase investment in joint venture                                                   (21,000)      (63,000)
 Decrease in notes receivable                                                                 -       112,703
                                                                                    ------------  ------------
   NET CASH PROVIDED BY (USED IN) INVESTING
   ACTIVITIES                                                                           107,184       (53,626)

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of preferred shares in subsidiary                                           1,000,000             -
 Borrowings under notes payable - related parties                                       460,034     3,424,600
 Issuance of common stock                                                                     -         3,750
 Borrowings under capitalized lease and other long-term obligations                      21,816       185,005
 Payments on capitalized lease and other long term obligations                         (170,047)     (382,563)
 Borrowings on line of credit                                                         6,448,972     7,731,513
 Payments on line of credit                                                          (6,120,707)   (7,429,276)
                                                                                    ------------  ------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                                1,640,068     3,533,029
                                                                                    ------------  ------------
NET INCREASE (DECREASE) IN CASH                                                         (61,860)        5,904
CASH, BEGINNING OF YEAR                                                                  61,860        26,143
                                                                                    ------------  ------------
CASH, END OF QUARTER                                                                $         -   $    32,047
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
 Interest paid                                                                      $   266,734   $   208,919
 Income taxes paid                                                                  $     1,258   $    61,120
==================================================================================  ============  ============

                 See Notes to Consolidated Financial Statements

                       DOCSALES.COM, INC. AND SUBSIDIARIES
                     (FORMERLY GOLDEN PHARMACEUTICALS, INC.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.     SUMMARY  OF  ACCOUNTING  POLICIES

The accompanying unaudited financial statements of docsales.com, inc., formerly Golden Pharmaceuticals, Inc., and its consolidated subsidiaries (collectively, the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

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

Basic and diluted earnings per share for the nine months ended May 31, 1999 and 1998 is calculated as follows:

                                                       NINE MONTHS ENDED
                                                             MAY 31,
                                                 ------------------------------
                                                      1999            1998
                                                 --------------  --------------
Net loss                                         $  (2,616,991)  $  (4,410,958)
                                                 ==============  ==============

Weighted average number of shares outstanding
 Basic earnings per share
   Weighted average shares outstanding for
   Basic earnings per share calculation           3,911,340 **    4,013,199 **
                                                 ==============  ==============

 Diluted earnings per share
   Weighted average shares outstanding            3,911,340 **    4,013,199 **

   Effect of exercise of options                             *               *

   Effect of conversion of Class A 15%/30%
   Cumulative convertible preferred stock and
   Accrued dividends thereon                                 *               *

   Effect of conversion of Series A redeemable
   convertible preferred stock of subsidiary                 *             N/A
                                                 --------------  --------------

   Weighted average shares outstanding for
   Diluted earnings per share calculation         3,911,340 **    4,013,199 **
                                                 ==============  ==============

**     Adjusted  and  restated  for  32:1  reverse stock split effective July 8,
1999.

* The effect of options and convertible shares was not included in the diluted earnings per share calculation for the nine months ended May 31, 1999 and 1998 as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the nine months ended May 31, 1999 and 1998 that could potentially dilute earnings per share in the future were 115,000 shares and 79,090 shares, respectively.

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

NOTE  2.     REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of $2,617,000 and $10,131,000, respectively, during the nine months ended May 31, 1999 and during the fiscal year ended August 31, 1998. In addition, at May 31, 1999, the Company had a negative working capital position of $2,006,000 due primarily to $500,000 in short term borrowings and $1,348,000 in accounts payable. The Company had a total stockholders' deficit of $7,212,000. These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain working capital financing, to obtain sufficient equity financing to re-capitalize the Company, and ultimately to attain profitability (see Note 10.)

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

On December 3, 1998, the Company completed the sale of Pharma Labs' machinery and equipment to Adams Equities, Inc. ("Buyer") for $150,000, pursuant to the terms of a Purchase Agreement dated November 10, 1998. The Purchase Agreement also included a non-compete agreement between the Company and the Buyer, for which the Company received $250,000 at closing. In addition, the Buyer assumed Pharma Labs' obligations under two (2) equipment leases and an affiliate of Buyer entered into a sublease with the Company to sublease Pharma Labs' facility and reimbursed the Company $57,000 for a lease deposit.

NOTE  4.     UNUSUAL  CHARGE  -  IMPAIRMENT  LOSS  AND  UNCERTAINTY

At the end of the quarter ended February 28, 1998, Pharma Labs recorded a non-cash impairment loss of $230,000 related to the write-down of property, plant, and equipment to estimated fair market value. During the quarter ended May 31, 1998, the Company wrote down certain assets related to Pharma Labs in the amount of $203,500.

NOTE  5.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

On April 2, 1999, the Company entered into an agreement with ALCO Financial Services, LLC ("ALCO") for a $1,500,000 revolving credit facility (the "ALCO Facility") bearing interest at prime plus three percent (3%). The first draw under this new credit facility was made on April 6, 1999 in the amount of $563,500 and was used to pay in full all amounts due under the Company's previous credit facility with Norwest Bank. The ALCO Facility is for a period of two years with a one year renewal term. The ALCO Facility is collateralized by inventory and accounts receivable, and availability under the ALCO Facility is determined based on eligible accounts receivable and inventory. As of July 12, 1999, the Company had $222,435 of accounts receivable and $12,135 of additional eligible inventory for the Borrowing Base and had $919,175 principal outstanding under the ALCO Facility.

NOTE  6.     SALE  OF  PREFERRED  STOCK

In January 1999, Quality Care Pharmaceuticals, Inc. ("QCP"), a wholly-owned subsidiary of the Company, sold 1,000,000 shares of its Series A Preferred Stock, no par value ("QCP Preferred Stock"), for an aggregate purchase price of $1,000,000 to one accredited investor pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The QCP Preferred Stock is convertible at the option of the holder into shares of the Company's no par value common stock at a conversion price of $6.40 per share, which is subject to adjustment upon certain events. Dividends are cumulative and payable on each share of QCP Preferred Stock at the rate of $.06 per annum. The QCP Preferred Stock restricts the payment of dividends to the common stock holders of QCP until the payment of all accrued but unpaid dividends on the QCP Preferred
Stock. Each share of QCP Preferred Stock is entitled to a liquidation preference of $1.00 per share plus all accrued but unpaid dividends. QCP may redeem the QCP Preferred Stock at any time on or after January 14, 2004 at a price equal to the liquidation preference.

NOTE  7.     RELATED  PARTY  TRANSACTIONS

During fiscal 1999, and through April 15, 1999, the Company borrowed $174,600, net of repayments, from certain shareholders who are also officers and directors. During the nine months ended May 31, 1999, the Company recorded $397,000 in interest expense on loans from related parties. At May 31, 1999, the Company owed $4,974,234 in notes payable to one of the above shareholders, $30,000 to another of the above shareholders, and $470,000 in notes payable to a director of the Company. At May 31, 1999 $688,000 in accrued interest was payable on the preceding notes. Certain of these loans are payable on demand and all such loans bear interest at bank prime plus 2%. Certain of these loans ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard III at May 31, 1999) were payable on demand or no later than April 1, 1998, and, accordingly, were past due at May 31, 1999. By letter dated October 30, 1998, Charles R. Drummond committed not to demand payment of, or take action to collect, promissory notes, including those past due, owed to him until August 31, 1999 or such time as the Company has the ability to pay such notes. All amounts due to Mr. Drummond were at May 31, 1999 subordinate to all amounts due under the ALCO Facility. Loan proceeds were used for working capital. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

NOTE  8.     INVESTMENT  IN  JOINT  VENTURE

In October 1998, the Company and VNA Home Health Systems ("VNA") signed an agreement pursuant to which VNA would withdraw from RxDirect, LLC ("RxDirect"). Under the terms for the withdrawal agreement, VNA was to pay the Company a $154,000 withdrawal fee by December 1, 1998. To date, the Company has collected $52,000 of such amount, including $16,000 collected during the most recent quarter, and is considering various collection alternatives with respect to the remaining $102,000.

NOTE  9.     CONTINGENCIES

Quality Care Pharmaceuticals, Inc. ("QCP"), a wholly owned subsidiary of the Company, along with several other entities, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served court papers in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. QCP is also a third-party defendant in class action lawsuits in both Nevada and West Virginia. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. Based on the recent dismissal, QCP's limited involvement with these Phen-Fen drugs and the defense being provided by the Company's insurance carrier, the Company currently believes that the outcome of these lawsuits will not have a material adverse effect on its business, financial condition, results of operations or future prospects.

NOTE  10.     SUBSEQUENT  EVENTS

On June 20, 1999, the Company announced an e-commerce initiative whereby the Internet will be used to reach a broader customer base with an expanded product line.

On July 7, 1999, the shareholders approved a change in the name of Golden Pharmaceuticals, Inc. to docsales.com, inc. and authorized a reverse stock split of up to 40:1. The Board of Directors subsequently approved a 32:1 reverse stock split ratio.

On July 13, 1999, the Company announced a joint software development with MasterChart, Inc. for prescription dispensing and management, including use with portable CE-based hand-held computer devices.


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

RECENT  DEVELOPMENTS

The Company had a net loss of $2,617,000 during the nine months ended May 31, 1999, and, as of May 31, 1999, the Company's current liabilities exceeded its current assets by $2,005,000 and its total liabilities exceeded its total assets by $7,212,000.

For the 1998 fiscal year and through the first nine months of fiscal 1999, the Company has been operating in a difficult environment, and the Company expects to continue to operate in a difficult environment for the foreseeable future. The Company's operations in fiscal 1998 and the first nine months of fiscal 1999 have consumed substantial amounts of cash and have generated significant net losses which reduced shareholders' equity to a deficit of $7,212,000 at May 31, 1999. Also, the Company has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near term. Although there is substantial doubt about the Company's future, the new e-commerce initiative and the expanded software systems offer substantial potential to capitalize on Internet-based healthcare activities.

The Company's ability to continue as a going concern is dependent upon its ability to obtain funding to support the Company's operating losses and capital requirements. The Company is currently pursuing both debt and equity financing, but there can be no assurance as to the results.

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED MAY 31, 1999, COMPARED TO NINE MONTHS ENDED MAY 31, 1998, ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the nine months ended May 31, 1999, increased 24% to $5,744,000 from $4,642,000 for the same period last year. This sales gain was primarily because of the expansion of QCP sales into the following new business areas: sales to new government accounts, $411,000, and sales of new products, $306,000. Partially offsetting the QCP sales gain was lower sales at Pharma Labs, which declined 92% to $29,000 in the nine months from $340,000 for the comparable nine months last year. Pharma Labs discontinued operations on October 9, 1998.

COST OF SALES - Cost of sales as a percentage of sales decreased 2%, to 77%, for the nine months ended May 31, 1999, as compared to 79%, for the same period last year. Contributing to this decrease was a write-down of Pharma Lab inventory by $200,000 to net realizable value recognized in the nine months ended May 31, 1999.

SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses ("SG&A") were $3,551,000 for the nine months ended May 31, 1999, a decrease of $1,468,000 or 29% compared to $5,019,000 for the same three quarters last year. Pharma Labs' SG&A decreased $313,000 to $51,498 as a result of the liquidation of this business which discontinued operations on October 9, 1998. The balance of the SG&A expense decrease was primarily the result of overhead cost reductions in the current period.

OTHER INCOME (EXPENSE) - Interest expense increased to $599,000 from $409,000 in the comparable period last year. This increase is because of interest payable on additional working capital borrowings from a shareholder who is also an officer and director. See "Note 7" to "Notes to Condensed Consolidated Financial Statements."

The joint venture loss from RxDirect decreased to $23,000 from $108,000 during the comparable period last year. This reduction in loss was the result of overhead cost reductions and a substantial reduction in operations at RxDirect, which is now 100% owned by the Company.

The $211,000 gain on settlement of accounts payable and other liabilities during the nine months ended May 31, 1999, resulted from the settlement of a payable due the other member of Pharma Labs under a non-compete agreement, $125,000, and the resolution of other Pharma Labs payables and liabilities, $86,000.

UNUSUAL CHARGE / IMPAIRMENT LOSS - At the end of the nine months ended May 31, 1999, Pharma Labs recorded a non-cash impairment loss of $433,500 related to the write-down of property, plant and equipment to estimated net market value.

NET LOSS - The Company had a net loss of $2,617,000 for the nine months ended May 31, 1999 compared to a $4,411,000 net loss for the comparable period last year. The improved results are primarily because of reduced overhead expenses, $853,000, including cost savings from the wind-down of Pharma Labs of $620,000 and a $211,000 gain on the settlement of Pharma Labs liabilities. Partially offsetting the above reductions was an increase in interest expense of $190,000 as a result of increased short-term borrowings.

THREE MONTHS ENDED MAY 31, 1999, COMPARED TO THREE MONTHS ENDED MAY 31, 1998 ($ rounded to nearest thousand.)

NET SALES - Net sales for the three months ended May 31, 1999 were $2,051,000, an increase of $170,000 or 9% compared to $1,881,000 for the same period last year. The increase is because of the expansion of QCP's sales into the business areas of government accounts, $145,000, and new product line sales, $140,000, plus new customers. Partially offsetting the QCP sales gain was the Pharma Labs discontinued operations on October 9, 1998, resulting in a reduction in sales of $245,000 from the quarter ended May 31, 1998.


COST OF SALES - Cost of sales as a percentage of sales was 77.4%, or $1,587,000, in the quarter ended May 31, 1999, compared to 77%, or $1,442,000, for the comparable quarter last year.

SELLING, GENERAL AND ADMINISTRATIVE - SG&A expenses decreased to $1,087,000 in the quarter ended May 31, 1999 from $1,933,000 during the same period last year. Pharma Labs SG&A decreased by $137,000 during the quarter ended May 31, 1999 due to discontinued operations on October 9, 1998.

OTHER INCOME (EXPENSE) - Interest expense increased to $185,000 from $168,000 in the comparable quarter last year. This increase results from interest on additional working capital borrowings from shareholders who are also officers and directors. See "Note 7" to "Notes to Consolidated Financial Statements."

UNUSUAL CHARGE / IMPAIRMENT LOSS - In the quarter ended May 31, 1998, Pharma Labs recorded a non-cash impairment loss of $203,500 related to the write-down of certain assets to estimated net market value.

NET LOSS - The Company reported a net loss of $806,000 in the quarter ended May 31, 1999, compared to a net loss of $1,787,000 for the comparable period last year. Losses from operations were $623,000 in the quarter ended May 31, 1999, compared to an operating loss of $1,697,000 in the third quarter of fiscal 1998. The improved results, as discussed above, are primarily due to a reduction in SG&A of $267,000 and the non-cash impairment losses in Pharma Labs that occurred in the second quarter of fiscal 1998. Partially offsetting the above reductions was an increase in interest expense of $17,000 in the quarter ended May 31, 1999 compared to the second quarter of 1998.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of May 31, 1999, as compared to August 31, 1998.

                                     MAY 31,     AUGUST 31,
                                      1999          1998
                                  ------------  ------------
Current assets                    $ 2,187,000   $ 2,471,000
Current liabilities                 4,192,000     7,906,000
                                  ------------  ------------

Net working capital (deficiency)  $(2,005,000)  $(5,435,000)
                                  ============  ============

At May 31, 1999, current liabilities were $4,192,000, a decrease of $3,714,000 from August 31, 1998. Current liabilities decreased as a result of the reclassification of a note payable from a short-term to a long-term obligation. Long-term obligations were $4,974,000 an increase of $4,949,000 primarily due to the following: reclassification of short-term to long-term obligations, additional borrowings, $439,000, from a shareholder who is also an officer and director (see "Note 7"to "Notes to Consolidated Financial Statement"), an increase in accrued interest of $372,000 and a $250,000 increase in deferred revenue on a non-compete agreement (see "Note 3" to "Notes to Consolidated Financial Statements"). Partially offsetting the above increases was a $179,000 decrease in the principal amount of the Company's credit facility and a $125,000 decrease in a payable to the other Pharma Labs member resulting from the settlement of a non-compete agreement.

To help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes which provide for interest at the prime plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in the aggregate were $5,014,200 ($4,594,200 payable to Charles
R. Drummond; $470,000 payable to Arch G. Gothard, III) and $5,474,200, ($4,974,200 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III; $30,000 payable to John H. Grant) at August 31, 1998 and May 31, 1999, respectively. Certain of the promissory notes ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard III, at May 31, 1999) were payable on demand or no later than April 1, 1998 and, accordingly, are past due. Pursuant to a letter dated October 30, 1998, Charles R. Drummond committed not to demand payment of, or take any action to collect, the promissory notes owed him until August 31, 1999 or such time as the Company has the ability to repay such promissory notes. The promissory notes payable to Charles R. Drummond at May 31, 1999, were fully subordinated to the amounts due under the ALCO Revolving Facility. In April, 1999, all promissory notes payable to Mr. Drummond became fully subordinated to the amounts due, or to become due, under the ALCO Facility, and accordingly were reclassified to long-term obligations.

The Company has suffered substantial recurring losses from operations. The Company incurred a net loss of ($10,068,000) during the fiscal year ended August 31, 1998 and a net loss of ($2,617,000) during the nine months ended May 31, 1999. As of May 31, 1999, the Company's current liabilities exceeded its current assets by $2,005,000 and its total liabilities exceeded its total assets by $7,212,000. These factors, in combination with the matters discussed in the previous paragraphs raise substantial doubt about the Company's ability to continue as a going concern. Approximately $400,000 may be required to support the Company's ongoing operations, exclusive of debt repayments, through August 31, 1999. As previously reported, the ALCO Revolving Credit Agreement of April 2, 1999, was for $1,500,000. Except for the ALCO Facility, the Company does not have any other commitments for financing and there can be no assurance that any additional financing will be available to the Company on terms acceptable to the Company, if at all. The Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and operating losses. The Company's shareholder deficit, and continuing losses create serious risk of loss for the holders of the Company's securities.


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

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company is currently installing a new software package to accommodate year 2000 issues. This upgrade is year 2000 compliant. An initial assessment has been completed and the incremental cost of achieving Year 2000 compliance is estimated to be not material. Timely installation of the upgrade to the business software package is critical to year 2000 compliance. Cost will be expensed as incurred and are estimated to continue through fiscal 1999.


RISK  FACTORS

In addition to the other information contained in this Report, the Company cautions stockholders and potential investors that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results of and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by on or on-behalf of, the Company. The following information is not intended to limit in any way the characterization of other statements or information under other captions as cautionary statements for such purpose:

- The Company has incurred a significant amount of indebtedness, and the Company's cash flow from operations is not sufficient to fund debt service related thereto.

- Because of the current indebtedness, the Company's ability to obtain additional financing in the future and the Company's flexibility in reacting to changes in the industry and economic conditions generally may be limited.

- The ALCO Facility is subject to a variable rate of interest and a substantial increase in interest rates could adversely affect the Company's ability to service the debt obligations under the ALCO Facility.

- The Company's ability to attract and retain highly qualified management and product development personnel cannot be assured and if the Company is not able to attract and retain such personnel, that may impact the Company's results from operations.

- The Company's ability to anticipate changing technology and products and to efficiently develop, introduce or obtain the rights to technological advancements and new products that will gain customer acceptance cannot be assured and the failure to develop, introduce or obtain such rights may impact the Company's results from operations.

                                     PART II

                                OTHER INFORMATION



ITEM  1.   LEGAL  PROCEEDINGS.

Quality Care Pharmaceuticals, Inc. ("QCP"), a wholly-owned subsidiary of the Company, along with multiple other parties, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. Further, QCP is a third-party defendant in class action lawsuits in both Nevada and West Virginia. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. Based on the recent dismissal, QCP's limited involvement with these Phen-Fen drugs and the defense being provided by the Company's insurance carrier, the Company currently believes that the outcome of these lawsuits will not have a material adverse effect on its business, financial condition, results of operations or prospects.

ITEM  2.  CHANGES  IN  SECURITIES.

In June 1999, two accredited investors purchased common stock of the Company for a total amount of $125,000. No underwriter participated in this transaction, and the offering and sale of the securities was made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933 as the sale was limited strictly to accredited investors. The proceeds of the sales were used by the Company for working capital purposes.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On July 7, 1999, the Company held a Special Meeting of Shareholders at which shareholders were asked to consider and vote upon: 1) a resolution authorizing an amendment to the Company's Articles of Incorporation to effect a change in the Company's name to docsales.com, inc.; 2) a resolution authorizing a reverse split of the Common Stock of the Company of up to forty for one; 3) the re-election of Arch G. Gothard III and Jeffrey L. Wertz to serve as directors of the Company until their successors are duly elected and qualified (Charles R. Drummond, Ladd A. Drummond and John H. Grant are also currently directors and their terms continued after the meeting); 4) a resolution approving Grant Thornton LLP as independent auditors for the Company for the fiscal year ending August 31, 1999. A total of 99,336,668 shares were represented at the meeting. Such shares were voted in favor of each matter as follows:

Proposal  #1     Proposal  to  amend  the Company's Articles of Incorporation to change the company name from Golden Pharmaceuticals, Inc. to docsales.com, inc.

                        For         Against  Withheld/Abstain
                        ----------  -------  ----------------
                        98,049,753  669,079           617,836

Proposal  #2     Proposal  to  amend  the Company's Articles of Incorporation to effect a reverse stock split of its no par value common stock in a ration not to exceed forty-to-one.

                        For          Against   Withheld/Abstain
                        ----------  ---------  ----------------
                        97,819,194  1,116,644           400,830

Proposal  #3     Election  of  Directors      For     Withhold
                                          ----------  --------

                 Mr. Arch G. Gothard III  98,760,748   575,920
                 Mr. Jeffrey L. Wertz     98,741,588   595,080

Proposal  #4     Proposal for ratification of selection of Grant Thornton LLP as the  Company's  independent auditors for the fiscal year ending
                 August 31, 2000.

                        For         Against  Withheld/Abstain
                        ----------  -------  ----------------
                        99,061,049  152,553           123,066


ITEM  5.     OTHER  INFORMATION.

The stockholders approved up to a forty to one reverse stock split on July 7, 1999, and the directors subsequently approved a 32 to 1 reverse stock split. The reverse split went into effect July 8th and the common stock is currently being quoted and traded on a post-reverse stock split basis.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)  Exhibits

      27     Financial  Data  Schedule.*

*     Filed  herewith

b)  Reports  on  Form  8-K

      No Current Reports on Form 8-K were filed during the period covered by this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  docsales.com,  inc.
                                  -------------------
                                  (Registrant)



DATED:  August  28,  1999             BY:  /s/  John H. Grant
                                           -------------------------------------
                                                John H. Grant, Vice Chairman
                                                (Chief Accounting Officer)

                                  Exhibit Index


Exhibit No.  Description
-----------  -----------

         27  Financial Data Schedule*

*     Filed  herewith