Form 10KSB
period 1999-08-31
DOCPLANET COM INC
filed 1999-12-07
CIK 312651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED AUGUST 31, 1999
                         COMMISSION FILE NUMBER: 0-9065
                               DOCPLANET.COM, INC.
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

                                 (714) 754-5800
                            Issuer's telephone number

                               DOCSALES.COM, INC.
                 (Former name if changed since the last report)

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State  issuer's  revenues  for  its  most  recent  fiscal  year: $7,590,021

     Aggregate market value of the voting stock held by non-affiliates of the registrant as of NOVEMBER 30, 1999, was $19,387,398. This calculation is based upon the average of the bid ($4.75) and asked ($4.81) prices of the voting stock on November 30, 1999.

     The number of shares of Common Stock outstanding as of NOVEMBER 30, 1999 was 4,055,941.

     Transitional  Small  Business  Disclosure  Format:  Yes [ ]     No  [X]

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

OVERVIEW

     Management believes that DocPlanet.com, Inc. (the "Company" or "DocPlanet") has positioned itself to become a complete pharmaceutical and medical supply solution for healthcare providers, including physicians' offices, clinics, and other healthcare facilities. The Company intends to use the Internet to expand its target markets, streamline ordering and distribution processes, create financial incentives for physicians and enhance the quality of patient care. DocPlanet has been providing pharmaceutical products and related software to physicians' offices for over 15 years. The Company uses a point-of-care distribution model to allow physicians to offer both prescription and over-the-counter ("OTC") pharmaceuticals directly to patients. Utilizing its direct sales force, mail order pharmacy and its wholly-owned Quality Care Pharmaceuticals, Inc. subsidiary's ISO 9002 certified repackaging and distribution facility, the Company already services more than 1,500 customer sites across the country and generates in excess of $7 million in revenue annually.

RECENT  DEVELOPMENTS

     In July 1999, the Company announced that by mid-November 1999 it expected to begin offering pharmaceuticals, medical and surgical supplies, and related services via the Internet to healthcare providers utilizing internally developed software and e-commerce solutions. The Company's web site and related e-commerce system is being developed utilizing Oracle's ("ORCL") enterprise resource planning software ("ERP") and BroadVision's ("BVSN") One-to-One Customer Solution, which permits the highly customized processing of each individual client account relationship. Management believes that its proprietary e-commerce system will permit the Company to expand to many parts of the country that are neither effectively, nor efficiently served with traditional sales and distribution networks. This system was activated for general use on November 18th. Given the substantial growth prospects of this Internet-based service offering, the Company chose to develop capacity in advance of demand.

     In July 1999, the Company announced a joint software development agreement with MasterChart, Inc. of Chicago to augment the Company's existing QScript pharmaceutical dispensing and ordering software to incorporate use of wireless, hand-held devices and easier linkages to EMR (electronic medical record) systems.

     In July 1999, DocPlanet also announced that it had entered a vendor agreement with one of the nation's largest GPOs (group purchasing organizations) which represents thousands of clinics, physicians, and other healthcare organizations across the country. The Company's Quality Care Pharmaceuticals, Inc. ("QCP") subsidiary executed a sales agreement with Tenet Healthcare Corp. to provide point-of-care medications for its thousands employed and affiliated physicians associated with hundreds of hospitals and clinics from coast-to-coast. The Company has also recently signed agreements with a number of Independent Practice Associations ("IPAs") in Illinois, Kentucky, Michigan and Oklahoma and remains in active negotiations in several other states.

     On July 7, 1999, the Company's stockholders approved up to a forty to one reverse stock split and the directors subsequently approved a 32 to 1 reverse stock split. The reverse split went into effect July 8, 1999 and the Common Stock is currently being quoted and traded on a post-reverse stock split basis.

     In July 1997, the Company and Dornoch Medical Systems, Inc. ("Dornoch") entered into a Joint Marketing Agreement ("JMA") whereby the Company agreed to market Dornoch's Redaway system, a medical infectious fluid collection and disposal system, in return for royalties on sales. In connection with the JMA, the Company was granted an option to purchase 220 shares of Dornoch Common Stock at a purchase price of $2,000 per share, which option would vest and be exercisable upon the sale of 80 Redaway systems through the Company's marketing efforts. Sales and royalties from the JMA have been negligible. In addition, Dornoch purchased 1,000,000 pre-reverse split shares of the Company's Common Stock for $0.30 per share and was granted an option to purchase additional pre-reverse split 1,000,000 shares for $0.30 per share. See "Note E" to the "Consolidated Financial Statements." In May 1998, the JMA was terminated by mutual consent and all stock purchase options were cancelled.

     On April 7, 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing radiopharmaceuticals for a total purchase price of $6,700,000 pursuant to the terms of an Asset Purchase Agreement dated April 7, 1997, by and between the Company and Syncor Pharmaceuticals, Inc. Included in the sale was the New Drug Application ("NDA") for the radiopharmaceuticals, the building that contains the manufacturing facility for this business, and all of the related equipment.

     On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs, LLC ("Pharma Labs"), a manufacturer and distributor of nutritional health products both domestically and internationally. The Company contributed $1,000,000 for 52% of the equity in Pharma Labs, LLC. As of August 31, 1998, the Company had loaned Pharma Labs $976,274 for inventory, leasehold improvements and operational support. On October 8, 1998, the Company and the other member of Pharma Labs (the "Other Member") entered into a Unit Purchase Agreement whereby the Company purchased the Other Member's 48% interest in Pharma Labs for $35,000. On November 10, 1998, the Company entered into a Purchase Agreement with Adam Equities, Inc. ("AEI"), pursuant to which, on December 3, 1998, AEI purchased substantially all of the assets of Pharma Labs for $150,000. In addition, AEI assumed Pharma Labs' obligations under two (2) equipment leases and an affiliate of AEI entered into a sublease with the Company to sublease Pharma Labs' facility and reimbursed the Company $57,000 for a lease deposit on the facility. The Company also received a $250,000 payment from AEI pursuant to the terms of a Non-compete Agreement. As of August 31, 1999, the liquidation of this subsidiary has been finalized. See "Note F" in the "Notes to Consolidated Financial Statements."

HISTORY

     DocPlanet was incorporated in 1973 under the name Mini-Dose Labs. In 1979, under the name Benedict Nuclear Pharmaceuticals, Inc., the Company completed an initial public offering of Common Stock. In 1991, Charles R. Drummond, the Company's current Chairman, Chief Executive Officer and largest shareholder acquired voting control of the Company. On October 7, 1992, the Company's name was changed to North American Chemical Corporation and on March 4, 1994 the Company's name was changed to Golden Pharmaceuticals, Inc. In connection with the recent e-commerce initiative, on July 7, 1999 the Company changed its name to docsales.com, inc., and on October 19, 1999, the Company again changed its name to DocPlanet.com, Inc.

     From 1979 to 1995, the Company's primary business was the manufacture and distribution of Sodium Iodide 123 diagnostic capsules. In August 1995, the Company purchased all of the issued and outstanding Common Stock of Quality Care Pharmaceuticals, Inc. ("QCP"), a repackager and distributor of pharmaceutical products and related computerized dispensing and patient tracking systems. In February 1996, QCP entered into a joint venture agreement with the Visiting Nurses Association of Orange County ("VNA") to establish RxDirect, LLC, a mail order and direct delivery pharmacy. RxDirect is engaged in the dispensing of medications via mail order or courier delivery to the subscribers of their services. The VNA has withdrawn from the RxDirect joint venture as a result of a change in their operating strategy. The operations of RxDirect are now under the direct ownership and control of DocPlanet.

     On March 14, 1996, QCP was certified by the International Organization for Standardization ("ISO 9000") as having the highest quality standards. The certification audit was performed by the French International Organization, Ascert (now, AFAQ - Ascert International). In April 1997, the Company completed the sale of the assets related to its business of manufacturing and distributing radiopharmaceuticals to Syncor International, Inc. Included in the sale was the New Drug Application ("NDA") for the radiopharmaceuticals unit, the building containing the manufacturing facility for the business and all related equipment.

     From the date of its acquisition of QCP, the Company's goal has been to become a more comprehensive pharmaceutical and medical supply solution provider to physicians' offices, clinics, and other healthcare facilities. Utilizing investments from Charles R. Drummond, the Company has made significant strides in achieving this goal. The Company's product and service offering currently includes prescription and OTC (over-the-counter) medications and software that aggregates data for both marketing and clinical research purposes. Utilizing its national sales force, mail order pharmacy and a ISO 9002 certified fulfillment facility that is fully licensed by the FDA, DEA and more than 40 state pharmacy boards across the nation, DocPlanet services more than 1,500 customers across the country which buy in excess of $7 million of products and services annually. DocPlanet is located at 3000 West Warner Avenue, Santa Ana, California 97204-5311. The Company's Common Stock is currently listed on the OTC Bulletin Board and is traded under the symbol "DOCP."

BUSINESS  STRATEGY

     The goal of DocPlanet is to become a comprehensive pharmaceutical and medical supply and service solutions company for healthcare providers, including physicians' offices, clinics, and other healthcare facilities. The key elements of the Company's business strategy include the following:

LEVERAGE  EXISTING  BUSINESS  MODEL

     Management believes that there is significant opportunity for the Company to increase revenues from its existing base of customers, primarily by expanding the base of products and services that the Company offers and placing an increased focus on the marketing of medical and surgical supplies. In addition, the web site and integrated e-commerce system provides customers fingertip access to products categorized by specific use and formulary without having to consult a paper-based product catalog.

     Currently, through its national sales force and mail order pharmacy, DocPlanet services more than 1,500 customer sites across the country, generating $7 million in annual revenue. The Company operates an ISO 9002 certified repackaging and distribution facility that is fully licensed by the FDA, DEA and more than 40 state pharmacy boards across the nation. Management believes that the Company is capable of supporting a much greater level of revenue with existing infrastructure and personnel.

LEVERAGE  EXISTING  SALES  AGREEMENTS

     The Company has entered into sales agreements with one of the nation's largest group purchasing organizations and a number of IPAs. Together, these organizations represent thousands of clinics, physicians, and other healthcare organizations across the country. The agreement with Tenet Healthcare Corporation allows the Company to provide point-of-care medications for thousands of employed and affiliated physicians associated with hundreds of hospitals and clinics from coast-to-coast. Similar sales agreements have been executed with Medical Network One and The Physicians Network. The Company is currently negotiating sales agreements with Uniphy of Louisville and other organizations. The present vendor agreements emphasize medication-dispensing systems, but DocPlanet expects to be allowed to offer pharmaceuticals, medical/surgical supplies and related services via the Internet to many of these organizations' participants.

PROVIDE  SUPERIOR  TECHNOLOGY  SOLUTIONS

     On November 18th, the Company began offering pharmaceuticals, medical/surgical supplies and related services via the Internet to doctors' offices, clinics and similar healthcare organizations. This Internet-based system of delivery is available across the country utilizing the Company's web site at www.docplanet.com. Management believes that the e-commerce system will permit the Company to expand to many parts of the country that are neither effectively nor efficiently served with traditional sales personnel.

     The Company's web site and related e-commerce system is being developed utilizing "benchmark" technologies, including Oracle's enterprise resource planning software, BroadVision's One-to-One customer solution and expandable Exodus Communications hosting facilities. These applications will provide for highly customized handling and processing of each individual client account relationship. Sun Microsystems is providing the Company's servers and related hardware.

     The Company also recently signed an agreement with MasterChart Inc. to offer an innovative prescription management application for physicians. Running Microsoft Windows CE on palm-size PCs, this new and revolutionary DocScript application brings mobile prescription management and medication distribution functionality to MasterChart's Practical Portable Device. The Practical Portable Device includes digital dictation, document viewing, vitals collection/tracking, practice guidelines, and other unique elements of DocPlanet's medication and prescribing software.

DIFFERENTIATE  PRODUCT  AND  SERVICE  OFFERING

     The Company is more than a web-enabled pharmaceutical distributor. A number of the Company's products and services are technology-based. DocPlanet has developed a proprietary dispensing and patient tracking software, DocScript, that is capable of tracking all dispensed medications, drug samples, injectibles, and medical and surgical supplies while incorporating bar coding functionality. The Company is currently developing application enhancements that will enable the product to track information on all prescriptions whether they are dispensed in the office or written and dispensed offsite. This enhanced version of the previously released QScript application will provide users the ability to collect and analyze data on patient diagnosis, drug utilization, treatment plans, specific costs and treatment outcomes. After the data have been aggregated, they can be routed through the Company's web site to a single database from which it can be sold to other healthcare industry participants. This data will only be sold after it has been "cleaned" to ensure patient confidentiality. At DocPlanet, development efforts are continuously underway to develop new and upgrade existing productivity enhancing physician software applications.

PRODUCTS  AND  SERVICES

     The Company's current product and service offering includes prescription pharmaceuticals and OTC (over-the-counter) medications, various supplies and services, and software that aggregates data for both marketing and clinical research purposes. In addition to its e-commerce system, the Company utilizes a direct sales force dispersed throughout the United States to enhance its physician relationships and operates a mail order pharmacy.

WEB  SITE  AND  E-COMMERCE  SYSTEM

     The DocPlanet web site and e-commerce system is designed to accentuate the Company's comprehensive product offering. The product catalog is designed to streamline the ordering process while providing users extensive access to products and pricing information. The product catalog will be equipped with a search feature enabling users to locate products by formulary, product number and product description. Products will also be grouped alphabetically by formulary on the basis of anticipated utilization. Utilization classes will include use-specific generic pharmaceuticals, use-specific brand pharmaceuticals, and use-specific medical and surgical supplies. Substitute or alternative medication information will be provided at no additional cost.

     During the initial order, healthcare providers will have the option of creating a custom ordering list of products that are commonly ordered by their clinic or practice. This functionality provides the convenience of being able to order items without perusing the entire catalog.

     The Company also plans to allow third parties to provide content that will increase the "stickiness" and traffic to its web site. This content offering will be marketed to non-competitive advertisers, companies and strategic partners on a limited basis. Certain partners will be given the opportunity to create a hyperlink enabling direct user access on a selected advertisement, product or topic from the DocPlanet.com web site. The provision of third party content services is an extremely attractive option because of its ability to provide a significant source of incremental revenue.

     In addition to providing healthcare professionals with the ability to source prescription pharmaceuticals, OTC medications and medical and surgical supplies online, the Company is currently planning to offer a number of other productivity enhancing products and features. These include:

-     Office  products;
-     Medical  research;
-     Electronic  prescription  management;
-     Medical  claim  adjudication  (outsourced);
-     Transcription  services  (outsourced);
-     Electronic  medical  records  accessibility  (outsourced);
-     Electronic  pharmacist  accessibility;
-     Drug  interaction  information  (outsourced);
-     Continuing  Medical  Education  (CME);
-     Center  for  Disease  Control  (CDC)  Alerts,  and
-     General  healthcare  information.

POINT-OF-CARE  INFORMATION  TECHNOLOGY  SERVICES

     In addition to offering an extensive line of own-use, point-of-care pharmaceuticals and medical and surgical supplies, the Company has invested substantial capital and resources to develop an innovative suite of software applications to streamline the information intensive and inefficient processes of physician's offices, clinics, and other healthcare facilities. These include the following:

     Electronic  Prescription  Management  Software
     ----------------------------------------------

     DocPlanet is currently developing an upgraded version of its software DocScript application. The new application is expected to enable the physician's office to electronically transmit a prescription directly to the local pharmacy. Through a joint agreement with MasterChart, Inc., DocPlanet is co-developing a closed pharmacy network that will allow the DocScript software to link in with pharmacy networks and permit the physician's office to send and manage all prescriptions electronically. This application is expected to be capable of running on the Windows CE operating system and on a variety of palm-size PCs. The application is expected to bring the prescription management and medication distribution functionality to MasterChart's powerful Practical Portable Device, which already includes digital dictation, document viewing, vitals collection/tracking and practice guidelines. This system is expected to enable the physician's office to pass on a large amount of the management of these prescriptions to the pharmacy and save its office a considerable amount of time in dealing with pharmacy inquiries, refills and patient questions. Extensive development has been completed and beta sites are expected to begin functioning in February, 2000.

Inventory  Tracking  Systems
----------------------------

     The Company has developed and is currently marketing a proprietary software application called DocScript. DocScript has an inventory-tracking feature that enables healthcare facilities to effectively and to efficiently manage inventory. The software is capable of tracking all dispensed medications, drug samples, injectables and medical-surgical supplies and incorporates bar-coding functionality.

Information  Collection  Software
---------------------------------

     DocPlanet is currently working with several groups of physicians in an effort to enhance its information tracking software for data aggregation. The new version of the DocScript software is being designed to track information on all prescriptions, whether these prescriptions are dispensed in the office or written and dispensed off-site. Once collected, this information will be routed through the Company's web site to a single database from which it can be sold to interested parties including drug companies, medical information aggregators, HMOs, government researchers and private researchers. Patient names and other personal data will be "scrubbed" or "masked" to ensure confidentiality.

POINT-OF-CARE  MEDICAL  AND  PHARMACEUTICAL  PRODUCTS

     DocPlanet's wholly-owned subsidiary, Quality Care Pharmaceuticals, Inc. ("QCP"), is licensed by the United States Food and Drug Administration ("FDA") as a manufacturer of repackaged prescription drugs. As such, the Company purchases bulk quantities of certain pharmaceuticals and repackages them into smaller dispensing units for sale to its customers.

The  Company  categorizes  its  products  as  follows:

Own-Use  Pharmaceuticals
------------------------

Pharmaceuticals that the healthcare providers administer to patients while they are in a given healthcare facility. This category includes:

-     Injectables,  e.g.,  anesthetics, hormones, vaccines, and muscle relaxants
-     Oral  Solids,  e.g.,  tablets  or  capsules  taken  by  mouth
-     Topicals/Ointments,  consist  of  creams  or  gels
-     Liquids,  consist  of  various  suspensions  or  solutions

Point-of-Care  Pharmaceuticals
------------------------------

     Pharmaceuticals that require a physician to write a prescription and which are dispensed at the point-of-care ("POC") for use by the patient away from the medical office. By choosing a customized formulary of a physicians' most commonly used 10-30 medications, typically generics, many clinics can offer a convenient service that increases compliance and reduces the overall time and cost associated with a patient obtaining prescriptions. These medications are repackaged based on each particular physician's prescribing habits (e.g., a full course of therapy in seven-day, ten-day or even thirty-day packs), and sold to the physician.

Medical/Surgical  Supplies
--------------------------

     Physicians' offices routinely use an extensive list of medical and surgical supplies. These include small items such as dressings, sutures, syringes, needles, antiseptic swabs and cotton balls, as well as larger items such as garments, surgical accessories, surgical equipment, instruments, and X-ray products.

Point-of-Care  Pharmaceutical  Services
---------------------------------------

Dispensing  Systems

     The Company provides a sophisticated, point-of-care drug dispensing and tracking system which management believes will improve patient outcomes, reduce overall healthcare costs, and increase physician profits. The program is designed to manage drugs dispensed by the physician at the point-of-care and to electronically link physicians with local pharmacies. The system generates medication labels and patient advisory leaflets ("PALs") in English and/or Spanish.

     Dispensing medication at the POC provides physicians, managed healthcare organizations and patients with a number of significant benefits. Unit-of-use medications are packaged under federal regulation, assuring the highest level of product quality, purity and safety. Unit-of-use medication is often significantly less expensive than comparable products dispensed from a retail pharmacy. Dispensing medication directly to the patient has been shown to significantly improve drug therapy compliance, which should result in better patient outcomes and reduce the need for additional medical services. Management believes this will result in lowering overall medical costs per patient per incident.

Repackaging

     There  are  extensive  opportunities  for the  private-label  packaging  of
bottled   medications,   blister  packs  (sometimes   called  "bingo  cards"  or
"compliance packaging"), and strip packing in flexible plastic pouches.

     The largest individual segment of the specialty packaging industry is compliance packaging. Compliance packaging is used wherever a non-family member administers long-term drug therapy, typically in an acute-care or long-term care facility. Virtually all nursing homes, intermediate care facilities, assisted living facilities and other long-term care operations are required to utilize compliance packaging for their patients. The average patient in a nursing home will have from six to twelve individual compliance cards. These cards have a one-month supply of a single drug and are individually sealed into a plastic blister. Each dose is pushed through the back of the card and given to the patient at the appropriate time. Compliance cards allow the medical staff to visually determine if each dose of the patient's medication regime was taken as instructed.

     Currently, the majority of compliance cards are packaged one-at-a-time, patient-by-patient in local pharmacies. This process is expensive, time consuming and rarely conforms to the level of quality, safety or purity that a licensed drug repackaging facility can provide.

QUALITY  CONTROL

     The Company believes that it is the only drug repackager in the U.S. that maintains full compliance to:

-     ISO  9002     International  quality  standards  that currently exceed all existing  FDA  regulations;
-     cGMP     Current  Good  Manufacturing Practices - Title 21 Code of Federal
      Regulations;
-     FDA     Food,  Drug  and  Cosmetic  Act,  and
-     DEA     Controlled  Substances  Act.

     The Company's production batch record requires over 120 specific entries. Every step requires a minimum of two qualified employees to complete and verify, and every batch requires a minimum of seven different employees to complete.

     Every step in the production process, including every tablet, capsule, bottle, cap and label is 100% traceable. The Company maintains this information no less than one year past the original product's expiration date. In addition to the batch record, the Company maintains over 25 separate logs that must be completed every day its plant is in operation. These records document and monitor facility temperature, humidity, air pressure differentials, facility and equipment maintenance, equipment cleaning procedures, equipment process validation systems, and many other critical production and drug storage parameters to assure maximum product quality, purity, safety and traceability.

     It is important to note that the Company packages penicillin and cephalosporin antibiotics in separate negative airflow packaging rooms. This process is designed to prevent antibiotic contamination of non-antibiotic products, and cross contamination between penicillin and cephalosporin products. Antibiotic contamination of non-antibiotic drug products is a dangerous problem with the potential to occur at most pharmacies in the United States.

SUPPLIERS

     The Company purchases pharmaceuticals from a number of FDA licensed distributors and manufacturers. DocPlanet's current contract with American-Clinipharm enables the Company to buy pharmaceutical products from any of the major wholesalers or directly from the manufacturers. Under the terms of this agreement, the Company can source its supply from Bergen Brunswig while maintaining access to the preferred pricing terms offered by Tenet Healthcare's Group Purchasing Organization, BuyPower.

     Currently, Bergen Brunswig is the Company's largest supplier and supplies about 80% of its medications. Other suppliers include Barnes Wholesaler and Wyeth-Ayerst. Management believes its relationship with its suppliers is good.

SALES  AND  MARKETING

     The Company will continue to focus significant capital and other resources on promoting brand identity and increasing consumer awareness to expand its customer and revenue base. The Company currently maintains a sales and marketing staff of 24 professionals, including 4 inside sales representatives and 20 outside sales representatives. This group is responsible for maintaining close contact with the Company's 1,500 customer sites, generating new customers and executing sales agreements with an array of healthcare organizations. The Company believes that the DocPlanet web site will be a viable, cost-effective means of increasing awareness and cross-selling the Company's suite of products. The application's cataloguing functionality will provide timely access to pricing information while highlighting alternative medication solutions.

     The Company has been marketing its product and service offering to Independent Practice Associations ("IPAs"). IPAs represent an extremely attractive market for the point-of-care method of delivery. Participants in these associations have a high degree of autonomy in their prescribing habits and are direct benefactors of cost saving initiatives. While the Company currently markets to this segment through its direct sales force and direct mailings, DocPlanet intends to provide these customers with web-enabling compact discs when large numbers of installations are required.

     The Company also intends to generate user awareness by executing an aggressive advertising and public relations campaign. The Company is currently in discussions with a number of national advertising and public relations firms, with both on and off-line expertise, to assist in the development of this campaign. The Company will initially launch this marketing campaign in markets where it already maintains a strong presence. This "target launch" will enable the Company to fully develop and test its resources, technical systems and strategy on a small scale before expanding the concept nationally.

     The Company will utilize various means to promote awareness of the benefits of its online pharmaceutical and medical supply solution. These include:

- Direct advertisement, e.g., radio, medical Internet sites and healthcare magazines
-     Healthcare  trade  shows,  conferences,  and  conventions
-     Telemarketing
-     Direct  marketing  to  selected  managed care organizations, IPAs and GPOs
-     Connectivity  tools  linking  Internet  sites  of  "business  partners"

COMPETITION

     DocPlanet operates in an industry characterized as intensely competitive, rapidly evolving and subject to rapid technological change. There are a number of companies, ranging from pharmaceutical distributors to online pharmacies, which offer products and services that compete with those of the Company. It is the goal of management to gain significant market share with its superior pharmaceutical and medical supply solution before the Company's competitors introduce products and services with similar features.

     Management believes that it competes favorably with its competition on the basis of price, service and delivery, credit terms, breadth of product lines and customer support.

     Despite the considerable number of companies offering similar products and services, relatively few companies offer a comprehensive pharmaceutical and medical supply solution to be delivered at the point-of-care. Within this segment, the Company views its competition as AllScripts, CompuMed Pharma, Cheshire Pharmaceuticals and PDRx. AllScripts, Inc., located in Libertyville Illinois, is the Company's most formidable competitor. From 1986 to 1997, AllScripts' core business was selling pre-packaged medications to physicians. In 1997, its current management was hired to focus efforts on a developing an expanded electronic prescription writing software, TouchScript. The latest version of this application allows physicians to access information at the point of prescription on patients' drug history, potential adverse reactions, formulary preferences and generic alternatives. AllScripts' current business model places a primary emphasis on the TouchScript application and significant revenue is forecasted from the sale of software licenses. AllScripts maintains a limited sales force and is forecasted to generate revenues in excess of $26 million in fiscal 1999. CompuMed, Cheshire Pharmaceuticals, PDRx and PCA are smaller than DocPlanet and operate on a regional basis. These regional pharmaceutical supply dispensing companies offer a product solution similar to that of DocPlanet. However, they do not have the same sophisticated web site capabilities nor prescription management software with the same features.

GOVERNMENT  REGULATION

     DocPlanet's operations are regulated by the DEA, FDA and various state bureaus of pharmacy which govern the distribution of pharmaceutical products and controlled substances. These organizations require distributors of pharmaceutical products and controlled substances to obtain permits and to meet various security and operating standards. Management believes the Company has received all necessary regulatory approvals and believes that the Company is in substantial compliance with all applicable requirements.

     The operations of the mail order pharmacy, RxDirect, are subject to the same federal and state regulatory organizations as the Company. As a result, the Company is required to obtain permits and to meet various security and operating standards of such federal and state organizations relating to its mail order operations. Management believes that the Company has obtained all necessary regulatory approvals and that the Company is in substantial compliance with all such applicable requirements.

     Changes in government regulations cannot be predicted. The Company also cannot predict whether any agency will adopt regulations that will have a material effect on the Company's operations.

ORGANIZATION  AND  EMPLOYEES

     As of August 31, 1999, the Company had a total of seventy-five (75) full-time employees. Additional employees are hired from time to time during peak production periods. None of the Company's employees is represented by a union or collective bargaining agreement and management considers relations with employees to be good.

     The following table provides a breakdown of employees by category:

CATEGORY                      NUMBER OF EMPLOYEES
----------------------------  -------------------
Executives / Management. . .                    4
Administration . . . . . . .                    6
Sales and Marketing. . . . .                   24
Information Systems. . . . .                    6
Production / Quality Control                   29
Warehousing and Shipping . .                    6
                              -------------------
Total. . . . . . . . . . . .                   75

PRODUCT  LIABILITY  AND  INSURANCE

     DocPlanet maintains insurance that provides coverage that it believes to be in accordance with industry standards for a Company of its size and type. In addition to this coverage, the Company currently maintains product liability insurance in the aggregate amount of $5 million per occurrence per year with a $2,500 deductible.

ITEM  2.  DESCRIPTION  OF  PROPERTIES

     The Company leases a 25,000-square-foot facility in Santa Ana, California pursuant to a lease agreement which expires in March 2004.

     The Company believes its facilities and equipment are well maintained and in good operating condition and will satisfy its current manufacturing and processing needs.

ITEM  3.  LEGAL  PROCEEDINGS

     QCP along with several other entities, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served court papers in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. QCP is also a third-party defendant in class action lawsuits in Nevada, West Virginia and Florida. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. Based on the recent dismissal, QCP's limited involvement with these Phen-Fen drugs and the defense being provided by the Company's insurance carrier, the Company currently believes that the outcome of these lawsuits will not have a material adverse effect on its business, financial condition, results of operations or future prospects.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     In the fourth quarter of fiscal 1999, the annual shareholders' meeting was held on July 7, 1999 at which the shareholders authorized a proposal to change the corporate name from Golden Pharmaceuticals, Inc. to docsales.com, inc. The change in name passed with 98,049,753 votes "For" and 669,079 votes "Against" the proposal. At the same meeting, the shareholders re-elected Arch G. Gothard, III and Jeffrey L. Wertz as Board members. Arch Gothard received 98,760,748 "For" and 575,920 "Withheld" and Jeffrey Wertz received 98,741,588 "For" and 595,080 "Withheld."

     In addition, on July 7, 1999, the shareholders authorized a proposal of an up to forty to one reverse stock split on the Company's Common Stock. The up to forty to one reverse stock split passed with 97,819,194 votes "For" and 1,116,644 votes "Against" the proposal. The directors subsequently approved a 32 to 1 reverse stock split. The reverse stock split went into effect July 8, 1999 and the Company's Common Stock is currently being quoted and traded on a post-reverse stock split basis.

     Subsequent to fiscal year ended August 31, 1999, a special meeting was held on October 19, 1999 in which the shareholders authorized a proposal for a change in corporate name from docsales.com, inc. to DocPlanet.com, Inc. The change in corporate name passed with 2,670,423 votes "For" and 3,526 votes "Against" the proposal.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and is quoted on the "OTC Bulletin Board" under the symbol "DOCP." In fiscal 1998, the Company's symbol was "GPHI." In fiscal 1999, the Company changed its symbol to "DOCP." The change in symbol was executed in conjunction with the Company's change in name to docsales.com, inc. on July 7, 1999 (see Item 4. "Submission of Matters to a Vote of Security Holders"). The following table sets forth the high and low closing bid prices for the periods indicated, as reported by the OTC Bulletin Board.

FOR THE YEAR ENDED AUGUST 31, 1999   HIGH    LOW
----------------------------------  ------  ------
1st Quarter. . . . . . . . . . . .  $ 0.08    0.02
2nd Quarter. . . . . . . . . . . .    0.08    0.27
3rd Quarter. . . . . . . . . . . .    0.20    0.04
4th Quarter. . . . . . . . . . . .   8.25*    0.19

FOR THE YEAR ENDED AUGUST 31, 1998  HIGH    LOW
----------------------------------  ------  ------
1st Quarter. . . . . . . . . . . .  $ 0.19  0.0625
2nd Quarter. . . . . . . . . . . .    0.16    0.09
3rd Quarter. . . . . . . . . . . .    0.12    0.07
4th Quarter. . . . . . . . . . . .   0.085   0.035

*After  giving  effect  to  the  32:1  reverse  stock  split.

     These quotations are inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

     As of October 31, 1999, there were approximately 2,500 shareholders of record of the Company's Common Stock. The Company has never declared any cash dividends on its Common Stock. The dividend payments on the Preferred Stock of QCP are permitted under the terms of the ALCO Facility, and QCP Preferred limits dividends on the Common Stock of DocPlanet.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

     The following discussion should be read in conjunction with the selected financial data and the financial statements and notes thereto filed herewith.

     The statements contained in this report, if not historical, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the financial results described in such forward looking statements. These risks and uncertainties include, among others, the level and rate of growth in the Company's operations, the capital requirements of the Company and the ability of the Company to achieve earnings per share growth through internal investment, strategic alliances, joint ventures and other methods. The success of the Company's business operations is, in turn, dependent on factors such as the effectiveness of the Company's marketing strategies to grow its customer base and improve customer response rates, the appeal of the Company's mix of products, the Company's success at entering into and collaborating with others to conduct effective strategic alliances and joint ventures, general competitive conditions within the healthcare industry and general economic conditions. Further, any forward looking statements or statement speak only as of the date on which such statement was made, and the Company undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.

RECENT  DEVELOPMENTS

     The Company incurred a net loss of ($3,906,000) during the fiscal year ended August 31, 1999, and as of that date, the Company's current liabilities exceeded its current assets by $3,516,000 and its total liabilities exceeded its total assets by $8,294,000. These conditions, as well as others, raise substantial doubt about the Company's ability to continue as a going concern. As a result, the Company's auditors have included an explanatory paragraph in their report to the Company's Consolidated Financial Statements at August 31, 1999. See "Note C" to "Notes to the Consolidated Financial Statements." The Consolidated Financial Statements do not include any adjustments to reflect the possible future efforts on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

     The Company's operations in fiscal 1999 have consumed substantial amounts of cash and have generated significant net losses which reduced shareholder's equity to a deficit of ($8,294,000) at August 31, 1999. The Company has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near future.

     Based on the current assets available of $1,794,000 at August 31, 1999, an expected sales level increase of approximately 20% and the subsequent financing of $750,000 received in fiscal 2000 (see "Note T" in the "Notes to the Consolidated Financial Statements"), management believes the Company can fund operations for the first half of fiscal 2000. In addition, management anticipates that a minimum of approximately $3,500,000 will be required to adequately pursue its e-commerce initiative. In response, management is currently reviewing a variety of debt and equity financing alternatives. However, none of the related financing alternatives has been finalized as of November 30, 1999 and no assurance can be given that management will be able to raise the funds necessary to assure a continuation of operations beyond the first six months of fiscal 2000.

RESULTS  OF  OPERATIONS

FISCAL YEAR ENDED AUGUST 31, 1999, COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1998 ($ ROUNDED TO NEAREST THOUSAND)

     NET SALES - Net sales for the fiscal year ended August 31, 1999, were $7,590,000, an increase of $1,146,000 compared to $6,444,000 for the same period last year. The increase is because of higher sales recorded at QCP.

     QCP recorded net sales of $7,383,000 in fiscal 1999 compared to $5,502,000 in fiscal 1998. The higher sales level was because of the expansion of QCP sales into the following new business areas: seasonal sale of flu vaccine, sales to new government accounts and sales of new products. The most significant new product increase related to a new line of in-office-use injectibles.

     COST OF SALES - Cost of sales as percentage of sales was 78% in fiscal 1999 compared to 82% for fiscal 1998. This decrease in cost of sales as a percentage of sales from the prior year is the result of the liquidation of Pharma Labs in 1999 which traditionally incurred lower selling prices, higher material costs and higher per unit overhead costs.

     SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses ("SG&A") were $5,466,000 in fiscal 1999, a decrease of $1,353,000 compared to $6,819,000 during fiscal 1998. This decrease was primarily the result of the liquidation of Pharma Labs in fiscal 1999 and overhead cost reductions which began in the first quarter of fiscal 1999.

     UNUSUAL CHARGES / IMPAIRMENT LOSS - Unusual charges/Impairment loss decreased by $943,000 in 1999. This decrease is specifically due to a one-time impairment charge related to Pharma Labs and was recorded in fiscal 1998. No such impairment existed and no charge was recorded in fiscal 1999.

     GOODWILL IMPAIRMENT CHARGE - Goodwill impairment charge decreased by $3,510,000 in 1999. The decrease is specifically due to a $3,510,000 goodwill impairment charge recorded in the fourth quarter of fiscal 1998 which resulted in a zero balance for goodwill at August 31, 1998. Accordingly, no such charge was required for fiscal 1999.

     INTEREST EXPENSE - Interest expense increased to $883,000 from $598,000 in fiscal 1998 primarily due to $1,265,000 borrowed from a shareholder who is also an officer and director. In addition, the Company borrowed an additional $208,000, net of repayment, on a new line of credit.

     GAIN ON DISPOSAL OF ASSETS - Gain on disposal of assets decreased by $112,000 in 1999. This decrease was specifically due to the sale of a building located in Golden, Colorado in fiscal 1998.

     NET INCOME (LOSS) - The Company reported a net loss of ($3,906,000) for fiscal 1999 as compared to a net loss of ($10,068,000) for fiscal 1998. The fiscal 1999 net loss was primarily because of operating losses of ($3,792,000) compared to an operating loss of ($10,131,000) in the prior year. The decrease in the fiscal 1999 net loss was primarily due to operating losses including a $3,510,000 goodwill impairment charge (see "Note Q" to the "Consolidated Financial Statements") and $943,000 unusual charge-impairment loss in 1998. In addition, related to the shut down of Phama Labs in 1998, the Company recorded the following: a $676,000 bad debt provision taken against working capital loans made to Phama Labs, a $415,000 write-off of a trade receivable from a Vietnam-based business and a $367,000 write-off of inventory.

     FOURTH QUARTER ADJUSTMENTS - Operating results for the fourth quarter of fiscal 1999 include the following adjustments: (i) A $222,000 gain to recognize approximately eleven months of revenue on the unamortized balance of a Non-compete Agreement related to the liquidation of Pharma Labs. (ii) A $112,000 adjustment to recover an asset previously written-off in conjunction with the sale of Pharma Labs' assets to Adams Equities, Inc. (iii) A $199,000 write-off of notes receivable related to a prior year release of a contingency and notes related to customers (iv) A $172,000 write-off of Pharma Labs' trade accounts payable that terminated in accordance with the liquidation of this subsidiary.

FISCAL YEAR ENDED AUGUST 31, 1998, COMPARED TO FISCAL YEAR ENDED AUGUST 31, 1997 ($ ROUNDED TO NEAREST THOUSAND)

     NET SALES - Net sales for the fiscal year ended August 31, 1998, were $6,444,000, a decrease of $5,514,000 compared to $11,958,000 for the same period in fiscal 1997. The decrease is due to the loss of $2,370,000 in sales arising from the sale of the radiopharmaceutical business on April 7, 1997 and lower sales recorded at QCP and Pharma Labs.

     QCP recorded net sales of $5,502,000 in fiscal 1998 compared to $8,033,000 in fiscal 1997. The lower sales level was due to the loss of a private label customer and substantially lower diet drug business.

     Pharma Labs' sales in fiscal 1998 were $941,000 compared to $1,555,000 in fiscal 1997. Sales in fiscal 1997 included substantial stocking orders primarily in the quarter ended February 28, 1997 of new product from a Vietnam distributor in anticipation of strong customer demand. Actual customer demand was well below expectations, which resulted in excess distributor inventory and depressed fiscal 1998 sales. Furthermore, in the last quarter of fiscal 1998, the Pharma Labs' business was winding down and production was scaled back.

     COST OF SALES - Cost of sales as percentage of sales was 82% in fiscal 1998 compared to 68% for fiscal 1997. This increase in cost of sales as a percentage of sales from the prior year is due to the loss of higher margin sales from the radiopharmaceutical business in fiscal 1998 due to the sale of that business in April 1997 and higher cost of sales at Pharma Labs. Pharma Labs' cost of sales increased from 76% of sales in the prior year to 142% of sales in fiscal 1998 due primarily to lower selling prices, higher material costs, higher per unit overhead cost resulting from the lower sales volume and a $367,000 write off of inventory. In fiscal 1998, QCP's cost of sales remained at 72% of net sales.

     SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses ("SG&A"), excluding the unusual charges discussed below, were $6,819,000, an increase of $425,000 compared to $6,394,000 during fiscal 1997. QCP'S sg&a expense increased to $4,788,000 from $4,181,000 in fiscal 1997 due to increased spending on staffing and infrastructure costs to support QCP'S long term growth program and development of new product initiatives. DOCPLANET'S sg&a expense decreased $426,000 to $867,000 from $1,293,000 during fiscal 1997. This decrease was due primarily to the elimination of sg&a expenses as a result of the sale of the radiopharmaceutical business. Pharma Labs' sg&a expense during fiscal 1998 was $1,164,000 compared to $920,000 during fiscal 1997 as a result of bad debt expenses of $383,000 during fiscal 1998.

UNUSUAL CHARGES / IMPAIRMENT LOSS - In fiscal 1998, efforts to turn around the poor performance of Pharma Labs did not meet expectations, and the Company could no longer be assured that future cash flow from Pharma Labs would cover the carrying value of certain assets. Accordingly in fiscal 1998, Pharma Labs recorded a non-cash impairment loss of $943,000 related to the write-down of property, plant and equipment to estimated net realizable value and the write-off of capitalized Non-compete Agreement costs, net of amortization.

GOODWILL IMPAIRMENT CHARGE - Based on the operating loss and negative cash flow from operations in fiscal 1998 combined with a history of operating losses and negative cash flow from operations, the Company determined in fiscal 1998 that significant uncertainty existed regarding the recoverability of the carrying value of goodwill. Accordingly, a $3,510,000 goodwill impairment charge was recorded in the fourth quarter of fiscal 1998.

     INTEREST EXPENSE - Interest expense decreased to $598,000 from $1,456,000 in fiscal 1997 primarily due to the repayment of the $3,750,000 term loan on April 7, 1997.

     GAIN ON DISPOSAL OF ASSETS - In fiscal 1998, the Company recorded a $112,000 gain on the sale of a building located in Golden, Colorado. This facility was no longer needed due to the consolidation of business operations in California.

     NET INCOME (LOSS) - The Company reported a net loss of ($10,068,000) for fiscal 1998 as compared to a net income of $1,821,000 for fiscal 1997. The fiscal 1998 net loss was primarily due to operating losses of ($10,131,000) compared to an operating loss of ($2,583,000) in the prior year. Contributing to the fiscal 1998 operating loss was a $3,510,000 goodwill impairment charge as discussed above, and a $943,000 unusual charge - impairment loss related to the revaluation of Pharma Labs' property, plant and equipment and write-off of an intangible asset pertaining to a Non-compete Agreement. The fiscal 1998 operating loss also includes the following items related to the shut down of Pharma Labs; a $367,000 write-off of inventory, a $415,000 write-off of a trade receivable from a Vietnam based business and a $676,000 bad debt provision taken against working capital loans made to Pharma Labs.

     FOURTH QUARTER ADJUSTMENTS - Operating results for the fourth quarter of fiscal 1998 include the following adjustments: (i) A $385,000 write down of property held for sale to re-value Pharma Labs' assets to their selling price as specified in a pending sale contract. (ii) A $125,000 adjustment to re-instate a payable due to the Other Member of Pharma Labs in accordance with a Non-compete Agreement. These adjustments were included in the category unusual charges impairment loss. (iii) a $167,000 write-off of Pharma Labs' inventory was charged to cost of sales in the fourth quarter of fiscal 1998. (iv) $3,510,000 good will impairment charge was also recorded.

     LIQUIDITY AND CAPITAL RESOURCES ($ ROUNDED TO NEAREST THOUSAND)

     The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of August 31, 1999, as compared to August 31, 1998.

                                   AUGUST 31,    AUGUST 31,
                                      1999          1998
                                  ------------  ------------
Current assets . . . . . . . . .  $ 1,794,000   $ 2,471,000
Current liabilities. . . . . . .    5,310,000     7,906,000
                                  ------------  ------------
Net working capital (deficiency)  $(3,516,000)  $(5,435,000)

     At August 31, 1999, current assets were $1,794,000, a decrease of $677,000 from the prior year end. Decreases in inventory and trade receivables of $64,000 and $246,000, respectively, from fiscal 1998 year end levels are primarily because of the liquidation of Pharma Labs in 1999. Assets held for sale decreased by $173,000 and were also directly attributable to the liquidation of Pharma Labs in 1999.

     $199,000 of notes receivable were written-off as efforts to collect these notes, which were greater than one year past due at August 31, 1999, had proven unsuccessful.

     At August 31, 1999, current liabilities were $5,310,000, a decrease of $2,596,000 from the prior year end. This decrease is primarily because of the reclassification of debt payable to Charles R. Drummond, Chairman and Chief Executive Officer, as a long-term obligation in the amount of $5,820,000 at August 31, 1999. This was offset by additional borrowings of $1,265,000 from this shareholder and an increase of $555,000 in accrued interest on this financing was recorded in 1999. The classification was further offset by increases of $625,000 and $548,000 for trade accounts payable and other accrued expenses, respectively, which are primarily attributable to the expansion of QCP's product line. Also, the Company borrowed an additional $208,000, versus 1998, on its credit facility (the "Revolving Facility") with ALCO Financial Services, LLC ("ALCO") . See "Note K" in the "Notes to the Consolidated Financial Statements."

     The Company has capitalized leases and operating leases for equipment, facilities and a vehicle used in its business. Minimum lease payments for its capitalized and operating leases are expected to be $313,000 and $153,000, respectively, for the fiscal year ending August 31, 2000.

     As of August 31, 1999, the Company had net operating loss carry forwards for federal income tax purposes of approximately $19,630,000. The net operating loss carry forwards will expire in the years 1999 through 2014. The Company's ability to utilize its net operating loss carry forwards is subject to an annual limitation in future periods pursuant to the "change in ownership" rules under Section 382 of the Internal Revenue Code of 1986. The Company has established a valuation allowance against 100% of the net operating loss carry forwards because it is uncertain whether the Company will utilize these carry forwards due to continuing operating losses.

     Prior to April 2, 1999, the Company's primary source of funds for working capital was the Company's revolving facility with Norwest Bank (the "Bank") (since merged with Wells Fargo Bank). On April 2, 1999, the Company entered into the ALCO revolving line of credit facility, as refered to above and as disclosed in "Note N" in the Notes to the Consolidated Financial Statements. At August 31, 1999, the balance outstanding was $1,042,000, and the interest rate under the Revolving Facility was 11.25%. The Revolving Facility is primarily collateralized by the Company's accounts receivable and inventory, and availability under the Revolving Facility is determined based primarily on eligible accounts receivable and inventory. As of August 31, 1999, $25,000 and $27,000 of eligible accounts receivable and inventory, respectively, was available on the Revolving Facility.

     In order to help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes which provide for interest at the Bank's prime plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in aggregate were $6,320,000 ($5,820,000 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III; $30,000 payable to John Grant at August 31, 1999). Certain of the promissory notes ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard, III) were payable on demand or no later than April 1, 1998 and, accordingly, are past due. Pursuant to a letter dated October 29, 1999, Charles R. Drummond committed not to demand payment of, or take any action to collect, the promissory notes owed him until August 31, 2000 or such time as the Company has the ability to repay such promissory notes. The promissory notes payable to Charles R. Drummond are fully subordinate for all purposes to the security interest of the Bank.

     In fiscal 2000, management estimates that the Company will require approximately $3,500,000 in debt or equity financing in order to ensure the continuation of operations. Management is currently reviewing various debt and equity financing alternatives. However, no assurance can be given that management will be able to raise these funds nor can assurance be given that potential financing will be available at acceptable terms.

DISCLOSURE  OF  SIGNIFICANT  RISK  AND  UNCERTAINTY

     At August 31, 1998, the Company conducted a test for asset impairment in Accordance with financial Accounting Standard 121. Key assumptions in the 1998 asset impairment test included the reversal of fiscal 1998 operating losses and sales declines, several years of significant sales growth, and product cost reduction achieved through purchasing and volume efficiencies.

     At August 31, 1999, management is not aware of any material items which would impair the Company's assets as disclosed in the 1999 Consolidated Financial Statements.

YEAR  2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company has addressed this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has completed processes for evaluating and managing the risks and costs associated with this problem. The Company has installed a new business software package to accommodate business growth and upgrade current systems. Management believes that this package is year 2000 compliant. Management believes that, with respect to the year 2000, only minor matters remain to be implemented with a few customers, and no major vendor is expected to encounter problems.

     Although management believes the installation of the year 2000 software to be sufficient to avoid any material interruption in its operations, there is no guarantee that a material failure in that system could not occur. The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations.

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

NAME                  AGE                   PRINCIPAL OCCUPATION OR EMPLOYMENT                  DIRECTOR
--------------------
                                     DURING THE PAST FIVE YEARS; OTHER DIRECTORSHIPS             SINCE
                            ------------------------------------------------------------------  --------

Charles R. Drummond   (56)  Chairman of the Board of Directors, Chief Executive Officer and         1991
                            Treasurer of the Company since 1992. Owner and operator of
                            Drummond Ranches, a cattle ranching operation in Pawhuska,
                            Oklahoma, since 1965. Partner in Drummond and Hull Oil
                            Company.
Ladd A. Drummond      (30)  Director. Co-owner of Drummond Land and Cattle Company                  1994
                            since January 1991; operator of risk management and investment businesses.
Arch G. Gothard, III  (54)  Director.  President of First Kansas, Inc. since October 1988. Mr.      1995
                            Gothard is also serves as a director of First State Bank, Kenco
                            Plastics, Inc., LDI, Inc., Pay Phone Concepts, Inc. and Collins
                            Industries, Inc.
John H. Grant         (57)  Vice Chairman & Secretary of the Board of Directors and Chief           1990
                            Operating Officer of QCP.  Professor of Business Administration,
                            University of Pittsburgh, Pennsylvania from January 1972 to
                            August 1997.

     The Company's Articles of Incorporation, as amended, provide for a Board of Directors made up of three classes. The members of each class serve three-year staggered terms with one class to be elected at each annual meeting. As provided in the Company's Bylaws, the Board has currently set the total number of directors at four (4). The current terms of the Class A (C. Drummond and J. Grant), Class B (A. Gothard) and Class C (L. Drummond) directors expire at the Company's annual meeting of shareholders in 2000, 2002, and 2001 respectively. Officers serve at the discretion of the Board of Directors and are elected at the first meeting of the Board of Directors after each annual meeting of shareholders. Jeffrey Wertz resigned as a Director in September 1999.

     Charles R. Drummond and Ladd A. Drummond are father and son. In addition, the Company uses one law firm whose partners are the brother and cousin of Charles R. Drummond. There are no other family relationships between any of the directors and executive officers of the Company.

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

ITEM  10.  EXECUTIVE  COMPENSATION

     The following table sets forth certain information concerning compensation paid by the Company to the Chief Executive Officer and any executive officer whose total annual salary and bonus exceeded $100,000 for the last fiscal year:

                                    SUMMARY COMPENSATION TABLE


                                           ANNUAL COMPENSATION        LONG-TERM COMPENSATION
                                                                               AWARDS
                                          ---------------------  --------------------------------
(a)                                 (b)      (c)         (d)            (g)              (i)
---------------------------------  -----  ----------  ---------  -----------------  -------------
NAME & PRINCIPAL POSITION          YEAR   SALARY ($)  BONUS ($)     SECURITIES        ALL OTHER
                                                                    UNDERLYING      COMPENSATION
                                                                 OPTIONS/ SARS (#)       ($)
---------------------------------  -----  ----------  ---------  -----------------  -------------
Charles R. Drummond . . . . . . .   1999     190,000        -0-                -0-     60,000 (1)
  Chairman, Chief Executive
  Officer and Treasurer
                                    1998     150,000        -0-                -0-     24,000 (1)
                                    1997     150,000        -0-                -0-     24,000 (1)

John H. Grant . . . . . . . . . .   1999     105,000        -0-                -0-           -0-
  Vice Chairman, Chief Operating
  Officer and Secretary
                                    1998     105,000        -0-                -0-           -0-
                                    1997       8,750        -0-                -0-           -0-
-------------

(1)     Living  Allowance.

     The foregoing compensation tables do not include certain fringe benefits made available on a nondiscriminatory basis to all Company employees such as group health insurance, dental insurance, long-term disability insurance, vacation and sick leave. In addition, the Company makes available certain non-monetary benefits to its executive officers with a view to acquiring and retaining qualified personnel and facilitating job performance. The Company considers such benefits to be ordinary and incidental business costs and expenses. The aggregate value of such benefits in the case of each executive officer and of the group listed in the above table, which cannot be precisely ascertained but which is less than the lesser of (a) ten percent of the cash compensation paid to each such executive officer or to the group, respectively, or (b) $50,000 times the number of individuals in the group, as the case may be, is not included in such table.

     EMPLOYMENT AGREEMENTS - On September 1, 1991 the Company entered into an employment agreement with Mr. Charles R. Drummond whereby Mr. Charles R. Drummond was employed by the Company beginning on September 1, 1991 for a period of three years or the termination of the employment agreement. Pursuant to the terms of the agreement, Mr. Charles R. Drummond's duties are to act as Chairman of the Board and Secretary of the Company. The agreement provides that Mr. Charles R. Drummond will be paid an annual salary subject to periodic increases from time to time at the sole discretion of the Board. The agreement provides that Mr. Charles R. Drummond's employment with the Company may be terminated for cause, as defined therein. If Mr. Charles R. Drummond's employment is terminated without cause, the Company shall pay Mr. Charles R. Drummond, in addition to amounts accrued during the respective periods prior to such termination, severance pay in an amount equal to the amount of compensation that would otherwise be payable to Mr. Charles R. Drummond under the agreement. The Board and Mr. Charles R. Drummond have agreed to extend the employment agreement on a year to year basis. Mr. Charles R. Drummond's salary for the period of September 1, 1999, through August 31, 2000, was $190,000 plus a living allowance of $60,000.

     In 1997,  the Company  entered into an  employment  agreement  with John H.
Grant for a period of five years or until termination of the agreement. Mr. Grant's duties include service as Vice Chairman of the Board at a minimum annual salary of $95,000. He is currently being paid a salary of $105,000 per year.

     In October 1992, the Company adopted a Performance Stock Option Plan (the "Plan"), approved by the shareholders, for the benefit of employees, officers and directors of the Company, including the executive officers referred to in the Summary Compensation Table. The Stock Option Committee of the Board of Directors selects the optionee and determines the terms and conditions of the stock option grants. As of August 31, 1999, options to purchase 107,930 post-reverse split shares of Common Stock were outstanding pursuant to the Plan.

     COMPENSATION OF DIRECTORS - Directors who are not employees of the Company are entitled to $1,500 for each board meeting attended in person, and $500 for each committee meeting attended in person plus reimbursement for travel and other expenses relating to attendance at each such meeting.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of outstanding shares of Common Stock as of November 30, 1999, by (i) each person who is known by the Company to own beneficially more than five percent of the outstanding shares of the Company's Common Stock, (ii) the Company's directors, Chief Executive Officer and executive officers whose total compensation exceeded $100,000 for the last fiscal year; and (iii) all directors and executive officers of the Company as a group. In addition, all references to the number of shares have been adjusted for the July 8, 1999 32:1 reverse stock split.

NAME                                                                      SHARES
                                                                    BENEFICIALLY OWNED  PERCENT OF CLASS
                                                                    ------------------  -----------------
Timothy E. Drummond (1). . . . . . . . . . . . . . . . . . . . . .             398,755                10%
623 Kihekah Avenue
Pawhuska, Oklahoma  74056


Charles R. Drummond (1). . . . . . . . . . . . . . . . . . . . . .             877,699                22%
3000 West Warner Avenue
Santa Ana, California  92704

John H. Grant (1). . . . . . . . . . . . . . . . . . . . . . . . .              72,326                 2%
3000 West Warner Avenue
Santa Ana, California  92704

Ladd A. Drummond (1) . . . . . . . . . . . . . . . . . . . . . . .             579,787                14%
623 Kihekah Avenue
Pawhuska, Oklahoma  74056

Arch G. Gothard, III (1) . . . . . . . . . . . . . . . . . . . . .             100,506                 2%
Box 5950
Breckenridge, Colorado  80424

All executive officers and directors as a group (five persons) (1)           2,047,317                50%

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

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In August 1995, the Company issued 2,000,000 shares of its Common Stock to a corporation of which Mr. Charles R. Drummond is the sole shareholder in order to have the Company released from a contingent liability. This matter has been resolved and the shares have been transferred back to the Company.

     RxDirect subleases approximately 1,500 square feet at the Company's Santa Ana, California, facility for $7,800 per year.

     LOANS FROM SHAREHOLDERS AND DIRECTORS - During the fiscal year ended August 31, 1999, and subsequent to the end of the year, the Company obtained financing through the issuance of notes payable to certain shareholders and directors of the Company. The amounts outstanding through the issuance of these notes payable were $6,320,000 ($5,820,000 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard, III; $30,000 payable to John Grant) and $6,470,000 ($5,970,000 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard III; $30,000 payable to John Grant) at August 31, 1999, and November 30, 1999, respectively.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a) The following documents of the Company are filed as a part of this Report.

     1.   Financial Statements

     2.   Financial Statement Schedules

     Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because they are not required under the related instructions or the information related is contained elsewhere in the financial statements.

     3.   Exhibits

EXHIBIT NO.                                           DESCRIPTION
------------  --------------------------------------------------------------------------------------------

3.1 (1)       -  Articles of Incorporation filed October 4, 1973.
3.2 (1)       -  Articles of Amendment to Articles of Incorporation filed December 22, 1976.
3.3 (1)       -  Articles of Amendment to Articles of Incorporation filed August 25, 1978.
3.4 (1)       -  Articles of Amendment to Articles of Incorporation filed June 15, 1979.
3.5 (1)       -  Articles of Amendment to Articles of Incorporation filed January 12, 1981.
3.6 (1)       -  Articles of Amendment to Articles of Incorporation filed June 16,1987.
3.7 (1)       -  Articles of Amendment to Articles of Incorporation filed October 9, 1992.
3.8 (2)       -  Articles of Amendment to Articles of Incorporation filed December 16, 1997
3.9 (1)       -  Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed
              -  December 9, 1987.
3.10 (1)      -  Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock
              -  filed December 14, 1987.

3.11 (1)      -  Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock
              -  filed February 5, 1988.
3.12 (1)      -  Certificate of Designation of Class A Convertible Preferred Stock filed October 12, 1990.
3.13 (3)      -  Second Amended and Restated Bylaws
4.2 (1)       -  Specimen Certificate for Common Stock, no par value per share.
10.1 (3)      -  Amended and Restated Credit and Security Agreement dated August 7, 1995 among the
              -  Company, Quality Care Pharmaceuticals, Inc. and Norwest Credit, Inc.
10.2 (4)      -  Operating Agreement dated June 14, 1996 between the Registrant and Pharma France, Inc.
10.3 (5)      -  Form of Promissory Notes executed by the Company in favor of Charles R. Drummond.
              -  Schedule A sets forth the date and principal amount of each promissory note.
10.4 (5)      -  Form of Promissory Notes executed by the Company in favor of Arch G. Gothard, III.
              -  Schedule B sets forth the date and principal amount of each promissory note.
10.5 (5)      -  Purchase Agreement dated November 10, 1998 by and among Adams Equities, Inc.,
              -  Pharma Labs, LLC, GMP Laboratories of America and Golden Pharmaceuticals, Inc.
10.6 (5)      -  Agreement Not to Compete dated November 10, 1998 among Pharma Labs, LLC, Golden
              -  Pharmaceuticals, Inc.
21.1*         -  Subsidiaries of the Registrant.
27.1*         -  Financial Data Schedule.

(1) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1991, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1997, as filed with the Securities and Exchange Commission

(3) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1995, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1996, as filed with the Securities and Exchange Commission.

(5) Incorporated by reference to registrant's Annual Report on Form 10-K, dated August 31, 1998, as filed with the Securities and Exchange Commission.


 *   Filed herewith.

     (b)  Reports on Form 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DOCPLANET.COM,  INC.

Dated: December 7, 1999          By  /s/  Charles  R.  Drummond
                                 -----------------------------------------------
                                     Charles R. Drummond, Chairman of the Board,
                                     Chief  Executive  Officer  and  Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                   DATE
------------------------  --------------------------  ----------------

/s/ Charles R. Drummond   Chairman of the Board,      December 7, 1999
------------------------  Chief Executive Officer
Charles R. Drummond       and Treasurer


/s/ Ladd A. Drummond      Director                    December 7, 1999
------------------------
Ladd A. Drummond


/s/ Arch G. Gothard, III  Director                    December 7, 1999
------------------------
Arch G. Gothard, III


/s/ John H. Grant         Vice Chairman of the Board  December 7, 1999
------------------------  and Corporate Secretary
John H. Grant

          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             PAGE
                                                             ----
FINANCIAL STATEMENTS:

Report of Independent Certified Public Accountants. . . . .  F-2

Consolidated Balance Sheets as of August 31, 1999 and 1998.  F-3

Consolidated Statements of Operations for the Years Ended
  August 31, 1999 and 1998. . . . . . . . . . . . . . . . .  F-5

Consolidated Statement of Stockholders' Equity (Deficit)
  for the Years Ended August 31, 1999 and 1998. . . . . . .  F-6

Consolidated Statements of Cash Flows for the Years Ended
  August 31, 1999 and 1998. . . . . . . . . . . . . . . . .  F-7

Notes to Consolidated Financial Statements. . . . . . . . .  F-9

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board  of  Directors
DocPlanet.com,  Inc.
Santa  Ana,  California

     We have audited the accompanying consolidated balance sheets of DocPlanet.com, Inc. (a Colorado corporation) and Subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DocPlanet.com, Inc. and Subsidiaries as of August 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,905,958 during the year ended August 31, 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $3,515,411 and its total liabilities exceeded its total assets by $8,293,558. These factors, among others, as discussed in Note C to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ GRANT  THORNTON  LLP

Denver,  Colorado
October  22,  1999

                                   DOCPLANET.COM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                                  ASSETS

                                                                                          AUGUST 31,
                                                                                   ----------------------
                                                                                      1999        1998
                                                                                   ----------  ----------
CURRENT ASSETS
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   57,073  $   61,860
  Trade receivables, net of allowance for doubtful accounts of $220,384 and . . .   1,131,242   1,377,291
    535,945 at August 31, 1999 and 1998
  Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      25,680     139,797
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     514,027     577,947
  Prepaid expenses and other. . . . . . . . . . . . . . . . . . . . . . . . . . .      66,271     141,144
  Net assets held for sale. . . . . . . . . . . . . . . . . . . . . . . . . . . .           -     173,000
                                                                                   ----------  ----------

    TOTAL CURRENT ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,794,293   2,471,039

NOTES RECEIVABLE, less current maturities . . . . . . . . . . . . . . . . . . . .      85,902           -

PROPERTY, PLANT AND EQUIPMENT - AT COST . . . . . . . . . . . . . . . . . . . . .   3,271,485   2,166,642
  Less accumulated depreciation and amortization. . . . . . . . . . . . . . . . .   1,228,405     873,325
                                                                                   ----------  ----------

      TOTAL PROPERTY, PLANT & EQUIPMENT . . . . . . . . . . . . . . . . . . . . .   2,043,080   1,293,317
                                                                                   ----------  ----------

       TOTAL LONG-TERM ASSETS. . . . . . . . . . . . . . . . . .  . . . . . . . .   2,128,982   1,293,317

OTHER ASSETS
  Intangibles - net of accumulated amortization of $2,900 and $1,933 at August 31,
    1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,600      10,067
  Non-compete agreement . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      34,528      69,050
                                                                                   ----------  ----------

      TOTAL OTHER ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,128      79,117
                                                                                   ----------  ----------

      TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,967,403  $3,843,473
                                                                                   ==========  ==========

                 See Notes to Consolidated Financial Statements

                                      CONSOLIDATED BALANCE SHEETS - continued

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                AUGUST 31,
                                                                                       ----------------------------
                                                                                           1999           1998
                                                                                       -------------  -------------
CURRENT LIABILITIES
  Notes payable                                                                        $  1,041,924   $    833,639
  Notes payable - related parties                                                           500,000      5,014,200
  Current maturities of long-term debt                                                       50,000        212,228
  Current maturities of capitalized lease obligations                                       312,956        224,588
  Accounts payable                                                                        1,767,676      1,142,999
  Accrued liabilities
    Salaries, wages and other compensation                                                  101,254         47,070
    Interest                                                                                845,393        316,854
    Other                                                                                   662,721        114,653
    Deferred revenue                                                                         27,780              -
                                                                                       -------------  -------------
      TOTAL CURRENT LIABILITIES                                                           5,309,704      7,906,231

LONG-TERM OBLIGATIONS, related parties                                                    5,819,985         25,000

CAPITALIZED LEASE OBLIGATIONS, less current maturities                                      131,272        467,191

EXCESS LOSS ON INVESTMENT IN JOINT VENTURE                                                        -         39,875

CONTINGENCIES AND COMMITMENTS                                                                     -              -

MINORITY INTEREST                                                                         1,000,000              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 200,000,000 shares authorized; 4,158,722 and
    4,014,191 issued; 4,055,941 and 3,911,340 outstanding in 1999 and 1998,
    respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     24,989,858     24,714,858

  Preferred stock - no par value; 10,000,000 shares authorized Class A 15%/ 30%
    cumulative convertible, 29,653 shares issued and outstanding in 1999
    and 1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      292,558        292,558
  Dividends accrued on preferred stock. . . . . . . . . . . . . . . . . . . . . . . .       241,757        236,419
                                                                                       -------------  -------------
                                                                                         25,524,173     25,243,835
  Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (33,723,599)   (29,744,527)
                                                                                       -------------  -------------
                                                                                         (8,199,426)    (4,500,692)
  Less common stock in treasury at cost, 102,781 shares at August 31, 1999 and 1998,.
    respectively                                                                             94,132         94,132
                                                                                       -------------  -------------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                               (8,293,558)    (4,594,824)
                                                                                       -------------  -------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT). . . . . . . . . . . . . .  $  3,967,403   $  3,843,473
                                                                                       =============  =============


                 See Notes to Consolidated Financial Statements

                      DOCPLANET.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           AUGUST 31,
                                                  ---------------------------
                                                      1999          1998
                                                  ------------  -------------
NET SALES. . . . . . . . . . . . . . . . . . . .  $ 7,590,021   $  6,443,863

COST OF SALES. . . . . . . . . . . . . . . . . .    5,916,256      5,302,545
                                                  ------------  -------------

GROSS MARGIN . . . . . . . . . . . . . . . . . .    1,673,765      1,141,318

  Selling, general and administrative expense. .    5,466,104      6,819,170
  Unusual charge - impairment loss . . . . . . .            -        943,275
  Goodwill impairment charge . . . . . . . . . .            -      3,509,847
                                                  ------------  -------------
    OPERATING LOSS . . . . . . . . . . . . . . .   (3,792,339)   (10,130,974)

OTHER INCOME (EXPENSE)
  Interest expense . . . . . . . . . . . . . . .     (883,368)      (598,160)
  Joint venture loss . . . . . . . . . . . . . .            -       (125,741)
  Gain (loss) on disposal of assets. . . . . . .            -        112,074
  Gain (loss) on Liquidation of Subsidiary . . .      506,189              -
  Other income (expense) . . . . . . . . . . . .      263,560         99,786
                                                  ------------  -------------

    TOTAL OTHER INCOME (EXPENSE) . . . . . . . .     (113,619)      (512,041)
                                                  ------------  -------------

    LOSS BEFORE INCOME TAX EXPENSE . . . . . . .   (3,905,958)   (10,643,015)

INCOME TAX EXPENSE                                          -          7,714
                                                  ------------  -------------

MINORITY INTEREST                                           -        582,969
                                                  ------------  -------------

    NET LOSS                                      $(3,905,958)  $(10,067,760)
                                                  ============  =============

BASIC LOSS PER SHARE                              $     (1.03)  $      (2.57)
                                                  ============  =============

DILUTED LOSS PER SHARE                            $     (1.03)  $      (2.57)
                                                  ============  =============

NUMBER OF SHARES USED IN PER SHARE CALCULATION:
  Basic                                             3,810,256      3,910,908
                                                  ============  =============

  Diluted                                           3,810,256      3,910,908
                                                  ============  =============

                 See Notes to Consolidated Financial Statements

                                        DOCPLANET.COM, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FOR THE YEARS ENDED AUGUST 31, 1999 AND 1998

                                                                            DIVIDENDS
                                                                            ACCRUED ON
                                                          PREFERRED STOCK   PREFERRED   ACCUMULATED
                                       COMMON STOCK      15%/30% CUMULATIVE   STOCK       DEFICIT     TREASURY STOCK
                                 -----------------------  ----------------  ---------  -------------  ----------------
                                   SHARES      AMOUNT     SHARES   AMOUNT    AMOUNT       AMOUNT      SHARES   AMOUNT
                                 ----------  -----------  ------  --------  ---------  -------------  -------  -------
BALANCE - August 31, 1997 . . .  4,013,096   $24,709,383  29,653  $292,558  $234,363   $(19,672,986)  102,781  $94,132
Accrued dividends on preferred
  stock (see Note L). . . . . .          -             -       -         -     3,781         (3,781)        -        -
Conversion of debt, dividends
  payable and services to
  common stock. . . . . . . . .      1,095         5,475       -         -    (1,725)             -         -        -
Net loss. . . . . . . . . . . .          -             -       -         -         -    (10,067,760)        -        -
                                 ----------  -----------  ------  --------  ---------  -------------  -------  -------
BALANCE - August 31, 1998 . . .  4,014,191   $24,714,858  29,653  $292,558  $236,419   $(29,744,527)  102,781  $94,132
Purchase of Minority Interest
  of RxDirect . . . . . . . . .          -             -       -         -         -        (67,776)        -        -
Accrued dividends on preferred
  stock (see Note L). . . . . .          -             -       -         -     5,338         (5,338)        -        -
Common stock issued . . . . . .    207,031       275,000       -         -         -              -         -        -
Net loss. . . . . . . . . . . .          -             -       -         -         -     (3,905,958)        -        -
Common stock cancelled
  (see Note L). . . . . . . . .    (62,500)            -       -         -         -              -         -        -
                                 ==========  ===========  ======  ========  =========  =============  =======  =======
BALANCE - August 31, 1999 . . .  4,158,722   $24,989,858  29,653  $292,558  $241,757   $(33,723,599)  102,781  $94,132
                                 ==========  ===========  ======  ========  =========  =============  =======  =======

                                        DOCPLANET.COM, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               AUGUST 31,
                                                                                       ---------------------------
                                                                                           1999          1998
                                                                                       ------------  -------------
CASH FLOWS USED IN OPERATING ACTIVITIES
  Net income (loss)                                                                    $(3,905,958)  $(10,067,760)
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                          377,743        806,548
    Gain on disposal of property, plant and equipment                                            -       (112,074)
    Unusual charge - impairment loss                                                             -        943,275
    Goodwill impairment charge                                                                   -      3,509,847
    Stock issued for services and fees                                                     150,000          3,750
    Minority interest                                                                       22,618       (582,969)
    Joint venture loss                                                                           -        125,741
  Changes in assets and liabilities net of effects of acquisition and joint venture:
    Decrease in accounts receivable                                                        287,487        401,030
    Decrease in inventories                                                                138,475        423,743
    Decrease in prepaid expenses and other                                                  75,536         33,624
    Increase in accounts payable                                                            68,994        101,360
    Decrease in income taxes payable                                                             -        (40,000)
    Decrease in accrued expenses                                                           748,297        250,544
    Decrease - Non-compete agreement                                                      (222,221)             -
                                                                                       ------------  -------------
      TOTAL ADJUSTMENTS                                                                  1,646,929      5,864,419
                                                                                       ------------  -------------

      NET CASH USED IN OPERATING ACTIVITIES                                             (2,259,029)    (4,203,341)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant, and equipment                                              (513,553)      (332,979)
  Proceeds from sale of property, plant and equipment                                      150,000        198,901
  (Increase) investment in joint venture                                                   (21,153)       (84,000)
  Decrease in notes receivable                                                             278,216        112,703
                                                                                       ------------  -------------
    NET CASH USED BY INVESTING ACTIVITIES                                                 (106,490)      (105,375)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of preferred shares of subsidiary                                             1,000,000              -
  Borrowings under notes payable - related parties                                       1,294,985      4,480,000
  Payments under notes payable - related parties                                                 -        (80,800)
  Issuance of common stock                                                                 125,000              -
  Borrowings under capitalized lease and other long-term obligations                        21,815        185,005
  Payments on capitalized lease and other long-term obligations                           (256,804)      (330,243)
  Borrowings on line of credit                                                           7,903,298     10,208,254
  Payments on line of credit                                                            (7,695,013)   (10,117,783)
  Payments of dividend                                                                     (32,549)             -
                                                                                       ------------  -------------
    NET CASH PROVIDED BY (USED BY) FINANCING ACTIVITIES                                  2,360,732      4,344,433
                                                                                       ------------  -------------

NET INCREASE (DECREASE) IN CASH                                                             (4,787)        35,717
CASH, BEGINNING OF YEAR                                                                     61,860         26,143
                                                                                       ------------  -------------

CASH, END OF YEAR                                                                      $    57,073   $     61,860
                                                                                       ============  =============

                 See Notes to Consolidated Financial Statements

                          DOCPLANET.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            AUGUST 31,
                                                                       ------------------
                                                                         1999      1998
                                                                       --------  --------
Cash paid during the period for interest. . . . . . . . . . . . . . .  $354,829  $284,812
                                                                       ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Supplemental schedule of non-cash investing and financing activities:
  Purchase of equipment under a capital lease . . . . . . . . . . . .  $158,586  $185,005
  Conversion of dividends payable to common stock . . . . . . . . . .       -0-     1,725
  Stock issued for services . . . . . . . . . . . . . . . . . . . . .   150,000     3,750
  Purchase of property, plant and equipment in accounts payable and
  accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .    538,863       -0-

                 See Notes to Consolidated Financial Statements

A.   HISTORY AND BUSINESS ACTIVITY

     DOCPLANET.COM, INC. ("DOCPLANET") is the name of the parent company. On October 19, 1999, the shareholders approved a change in name from docsales.com, inc. to DocPlanet.com, Inc. In accordance with the Company's mission to provide the best pharmaceutical and medical office products and services to as many healthcare facilities as possible, the Board of Directors initiated this name change to more accurately reflect management's long-term Internet strategy. Prior to the final name change, the shareholders approved a change in name from Golden Pharmaceuticals, Inc. to docsales.com, inc. DocPlanet is an operating company that manages its subsidiaries.

     QUALITY CARE PHARMACEUTICALS, INC. ("QCP") is a wholly-owned subsidiary of DocPlanet. QCP purchases bulk quantities of pharmaceutical products from manufacturers for repackaging into a single user prescription form, and produces software for dispensing sites. QCP's clients consist of private physicians, hospitals, group practices, managed care programs, pharmacies and other legally constituted medical facilities throughout the United States. In 1999, DocPlanet implemented a new Internet strategy to service QCP's existing customer base in conjunction with targeting new on-line clients.

     PHARMA  LABS,  LLC.  ("PHARMA  LABS")  is  a  wholly-owned   subsidiary  of
DocPlanet. Pharma Labs was engaged in the manufacturing, packaging, and distribution of nutritional supplement products, such as vitamins, minerals and herbal products. Pharma Labs distributed its products primarily to Southeast Asia. On December 3, 1998, the Company completed the sale of Pharma Labs' (see Note F) assets.

     RXDIRECT, LLC ("RXDIRECT") is a wholly-owned subsidiary of QCP. RxDirect is engaged in the dispensing of medications via mail order and direct delivery. In 1998, RxDirect was a joint venture with VNA Home Health Systems ("VNA") of which QCP owned 50%. On October 13, 1998, the Company and VNA signed an agreement pursuant to which the joint venture would be terminated. Consequently, as of October 13, RxDirect became a wholly-owned subsidiary of QCP and is included as such, in the 1999 Consolidated Financial Statements (see Note D).

B.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of DocPlanet, its wholly-owned subsidiaries QCP, RxDirect and Pharma Labs, collectively referred to as the Company. All material intercompany balances and transactions have been eliminated in consolidation.

     INVESTMENT IN CONSOLIDATED SUBSIDIARY - On June 15, 1996, the Company entered into a joint venture agreement with Pharma France, Inc. to form Pharma Labs. The Company contributed $1,000,000 in working capital, leasehold improvements, and operational support to Pharma Labs, while Pharma France, Inc. contributed $923,076 in machinery and equipment and leasehold improvements. In August 1998, the Company entered into an agreement for the dissolution and liquidation of Pharma Labs (see Note F).

     INVESTMENT IN JOINT VENTURE - RxDirect is a wholly-owned subsidiary of QCP. In 1998, RxDirect was a 50%-owned subsidiary of QCP and was recorded under the equity method on QCP's financial statements. In October 1998, the Company signed an agreement pursuant to which RxDirect would become a 100% wholly-owned subsidiary of DocPlanet (see Note D).

     INVENTORIES -Inventories are stated at the lower of cost or market, determined by the first-in, first-out ("FIFO") method.

     DEPRECIATION AND AMORTIZATION - Depreciation and amortization are computed on a straight-line basis for book and tax purposes over the estimated useful lives of the respective assets which range from three to fifteen years.

     AMORTIZATION OF CAPITALIZED SOFTWARE COSTS - The Company capitalizes and amortizes certain costs of computer software to be sold, upon project completion on a straight-line basis over a five-year period. The Company amortized $60,719 and $34,125 of capitalized software costs in 1999 and 1998, respectively. In addition, the Company had a balance of $252,426 and $132,969 in capitalized software costs at August 31, 1999 and 1998, respectively.

     GOODWILL - In 1998, the Company performed tests for impairment of goodwill in accordance with the methodology prescribed by the Financial Accounting Standards Board ("FASB") in Statement of Financial Accounting Standards ("SFAS")
121. Under this method, the goodwill attributable to the acquisition of QCP is grouped with QCP's property, plant and equipment carrying value for comparison to QCP's undiscounted, forecasted cash flow. If the sum of the expected undiscounted cash flow is less than the carrying value of the above assets, an impairment loss is recognized.

     In 1999, no tests for impairment of goodwill were required as the Company recorded a $3,509,847 impairment charge to eliminate goodwill in the prior fiscal year (see Note Q).

     EARNINGS PER COMMON SHARE - In accordance with SFAS 128, which was effective for periods ending after December 15, 1997, earnings per common share has been revised and the prior period has been restated to present basic and diluted earnings per share.

     Basic and diluted earnings per share for the fiscal years ended August 31 is calculated as follows:

                                                                 1999          1998
                                                             ------------  -------------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .  $(3,905,958)  $(10,067,760)
                                                             ------------  -------------
Weighted average number of shares outstanding
 Basic earnings per share
    Weighted average shares outstanding for basic earnings
     per share calculation. . . . . . . . . . . . . . . . .   3,810,256*      3,910,908*
                                                             ------------  -------------
  Diluted earnings per share
   Weighted average shares outstanding. . . . . . . . . . .    3,810,256      3,910,908
    Effect of exercise of options . . . . . . . . . . . . .           **             **
                                                             ------------  -------------
  Weighted average shares outstanding for diluted earnings
   per share calculation. . . . . . . . . . . . . . . . . .    3,810,256      3,910,908
                                                             ------------  -------------

* Adjusted for the July 8, 1999, 32:1 reverse stock split of the Company's no par value Common Stock (see Note L). In addition, all references to shares of Common Stock in the 1999 Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been revised for the effect of the fiscal 1999 reverse split.

** The effect of options and convertible shares was not included in the diluted earnings per share calculation for the fiscal years ended August 31, 1999 and 1998, as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the fiscal years ended August 31, 1999 and 1998, that could potentially dilute earnings per share in the future is 38,240 and 46,342 for 1999 and 1998, respectively.

     RECLASSIFICATION - Certain reclassifications have been made to conform prior years' information with the current year presentation.

     USE OF ESTIMATES - The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. These estimates are based upon management's best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

     SFAS 123, "Accounting for Stock-Based Compensation" encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Common Stock at the date of grant over the amount the employee must pay to acquire the stock. The pro forma effect of implementing SFAS 123 is not disclosed as it is deemed not to be material.

     On  September  1,  1998  the  Company  adopted  SFAS  No.  130,  Reporting
Comprehensive Income. SFAS 130 establishes standards to provide prominent disclosure of comprehensive income items. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The company had no comprehensive income to disclose as of August 31, 1999.

     On September 1, 1998 the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 redefines how operating segments are determined and requires disclosures of certain financial and descriptive information about a Company's operating segments. Management has determined that under current conditions, the Company will report one business segment.

C.   REALIZATION OF ASSETS

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, the Company incurred operating losses of ($3,792,339) and ($10,130,974), respectively, during the years ended August 31, 1999 and 1998. In addition, at August 31, 1999, the Company had a negative working capital position of ($3,515,411) due primarily to $6,319,985 in borrowings from related parties (see Note O), and the Company had a total stockholders' deficit of ($8,293,558). These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

     The Company has retained a financial advisory firm and is actively pursuing capital infusions from a variety of sources. In addition, the company plan's to increase revenue from its existing customer base, primarily by expanding the base of products that the Company offers and placing an increased focus on the marketing of medical and surgical supplies. Also, in fiscal 1999, the Company implemented a new e-commerce initiative that includes a new DocPlanet website and an integrated e-commerce system which provides customers fingertip access to products categorized by specific use and formulary without having to consult a paper based catalog. The DocPlanet web site was completed in November 1999 and the Company is currently taking customer orders from the web site.

D.   INVESTMENT IN JOINT VENTURE

     On February 12, 1996, QCP entered into a joint venture agreement with VNA to form RxDirect, a mail order/direct delivery pharmacy. VNA agreed to contribute $300,000 to fund the start up of operations of which $250,000 has been contributed to date. In 1998, QCP recorded RxDirect under the equity method on QCP's Financial Statements. As of August 31, 1999 QCP had contributed $245,000 in services and operational support and has a balance of $175,777 in loans to RxDirect for working capital and to fund operations.

     On October 13, 1998, the Company and VNA entered into an agreement whereby VNA would withdraw from the joint venture upon payment of a withdrawal fee.
Under the terms of the withdrawal agreement, VNA agreed to pay a $154,000 withdrawal fee, including accounts receivable of $47,761. The Company collected $52,000 of the $154,000 and has written-off the remaining $102,000.


     The following shows condensed financial information for RxDirect:

                                           AT AUGUST 31,
                                      ----------------------
                                         1999        1998
                                      ----------  ----------
Total Assets . . . . . . . . . . . .  $  81,548   $ 212,071

Working Capital Loans from QCP . . .  $ 175,777   $ 244,576
Total Other Liabilities. . . . . . .     30,527      21,245
Total Equity (Deficit) . . . . . . .   (124,756)    (53,750)
                                      ----------  ----------
Total Liabilities & Equity (Deficit)  $  81,548   $ 212,071
                                      ==========  ==========


                                           FOR THE YEAR
                                          ENDED AUGUST 31
                                      ----------------------
                                           1999        1998
                                      ----------  ----------
Net Sales. . . . . . . . . . . . . .  $ 178,010   $ 546,785
Total Costs and Expenses . . . . . .    249,016     798,267
                                      ----------  ----------
Net Loss . . . . . . . . . . . . . .  $ (71,006)  $(251,482)
                                      ==========  ==========

E.   JOINT MARKETING AGREEMENT

     On July 15, 1997, the Company and Dornoch Medical Systems, Inc. ("Dornoch") entered into a Joint Marketing Agreement, whereby the Company agreed to market Dornoch's Redaway products. In connection with this agreement, Dornoch purchased 1,000,000 shares (see Note L) of the Company's Common Stock for $.30 per share and had an option to purchase an additional 1,000,000 pre-reverse split (see Note L) shares at $.30 per share. Also, the Company had an option to purchase 220 shares of Dornoch common shares at a purchase price of $2,000 per share. Sales and royalties derived from this agreement were not material. In May 1998, the Joint Marketing Agreement was terminated by mutual consent and all stock purchase options were cancelled.

F.   DISCONTINUED LINE OF BUSINESS

     On August 3, 1998, the Company and the Other Member of Pharma Labs, LLC (the "Other Member") entered into an agreement for the Dissolution and Liquidation of Pharma Labs, LLC ("Liquidation Plan). In order to facilitate the wind-down of Pharma Labs, the Company entered into a Unit Purchase Agreement on October 8, 1998 with the Other Member, whereby the Company purchased the Other Member's 48% equity interest in Pharma Labs for $35,000.

     On December 3, 1998, the Company completed the sale of Pharma Labs' machinery and equipment to Adams Equities, Inc. ("Buyer") for $150,000, pursuant to the terms of a Purchase Agreement dated November 10, 1998. The Purchase Agreement also includes a Non-compete Agreement between the Company and the Buyer, for which the Company received $250,000 at closing. In addition, the Buyer assumed Pharma Labs' obligations under two (2) equipment leases and an affiliate of Buyer entered into a sublease with the Company to sublease Pharma Labs' facility and reimbursed the Company $57,000 for a lease deposit. At August 31, 1999 and 1998, Pharma Labs' assets are valued at estimated net realizable value.

     In 1998, the Company recorded the following adjustments to reduce the carrying value of Pharma Labs' assets to estimated net realizable value:

     Property, plant and equipment, and lease hold improvements were written down $750,775 to the $150,000 sale price pursuant to the Purchase Agreement. The unamortized balance of $192,500 remaining on the Pharma Labs' Non-compete Agreement was written-off as no future benefit existed with the shut down of Pharma Labs. These write-downs are reported in the Consolidated Statement of Operations under the category unusual charge. Also, the Pharma Labs' property, plant and equipment are classified in the accompanying Consolidated Balance Sheets as net assets held for sale.

     The Company recorded a $366,656 loss on the write-off of inventory. All efforts to liquidate this inventory were unsuccessful. In the Consolidated Statement of Operations, the inventory write down was included in cost of sales.

     The $415,000 trade receivable from a Vietnam-based business affiliated with the Other Member was written-off as not collectable due to the poor financial condition of the Other Member and the Company's inability to collect an unsecured debt in Vietnam. The Company loaned Pharma Labs $976,274 in working capital funds. Based on estimated proceeds from the liquidation of Pharma Labs, a $676,000 bad debt provision was recorded against the Pharma Labs loan in 1998. In the Consolidated Statement of Operations, the above bad debt provisions were included in selling, general and administrative expense.

     In  1999,  the  following   adjustments   were  recorded  to  finalize  the
liquidation of Pharma Labs.

     In conjunction with the termination of the Pharma Labs' Non-compete Agreement, which ended on November 10, 1999, the Company recorded a $222,221 adjustment to recognize approximately eleven months of revenue on the unamortized balance of the Buyer's Non-compete Agreement (see Note R).

     $172,386 was written-off related to Pharma Labs' trade accounts payable that terminated pursuant to the liquidation of this subsidiary. The related trade amounts payable were written-off in accordance with a "Bulk Sale Notice" to the creditors of Pharma Labs as required by the Laws of the State of California. As of August 31, 1999, no claims were received from any creditors. In addition, no claims have been made through the statutory time period for creditors to make claims which ended one year from the date of sale to the Buyer on December 3, 1999 (see Note R).

     $111,582 adjustment was recorded to recover packaging equipment previously written-off in conjunction with the December 3rd sale. In 1999, the Company finalized the sub-lease to Adams Equities, Inc. for the related equipment and has recorded this equipment within Consolidated Balance Sheet under the category of notes receivable and has recorded the corresponding liability to notes payable. In addition, the Company has properly classified the related current and long-term balances and has recorded the applicable depreciation expense within the Consolidated Statement of Operations (see Note R).

     The 1999 adjustments have been included in the Consolidated Statement of Operations in other income as a gain on liquidation of subsidiaries in the amount of $506,189.

G.   INVENTORIES

     Inventories consist of the following items which are stated at the lower of cost or market, determined by the first-in, first-out ("FIFO") method:

                    AT AUGUST 31,
                  ------------------
                    1999      1998
                  --------  --------
Raw materials. .  $ 21,733  $ 93,359
Work-in-progress     8,000     2,088
Finished goods .   484,294   482,500
                  --------  --------
                  $514,027  $577,947
                  ========  ========

H.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are carried at cost and are classified as follows:

                                                      AT AUGUST 31,
                                                -------------------------
                                                    1999         1998
                                                ------------  -----------
Leasehold improvements . . . . . . . . . . . .  $   204,459   $  170,274
Machinery and equipment. . . . . . . . . . . .    1,112,960    1,208,576
Computers. . . . . . . . . . . . . . . . . . .    1,372,184      428,404
Furniture and fixtures . . . . . . . . . . . .      233,840      226,419
Adjudication Software. . . . . . . . . . . . .      252,426      132,969
Plant Licensing. . . . . . . . . . . . . . . .       75,462            -
Vehicles . . . . . . . . . . . . . . . . . . .       20,154            -
                                                ------------  -----------
                                                $ 3,271,485   $2,166,642
Less accumulated depreciation and amortization   (1,228,405)    (873,325)
                                                ------------  -----------
                                                $ 2,043,080   $1,293,317
                                                ============  ===========

I.   NOTES RECEIVABLE

     $198,658 of notes receivable were written-off in 1999. Two of the notes totaling $139,797 were held in conjunction with the release of a contingency (see Note N). Three additional notes for $23,230, $22,493 and $13,138 related to customers that had signed promissory notes as a means of refinancing former trade receivables. Collection efforts proved unsuccessful and each note was greater than one year past due at August 31, 1999. These write-offs are reported in the Consolidated Statement of Operations within the category of selling, general and administrative expense.

J.   LEASE COMMITMENTS

     CAPITALIZED LEASES - The Company leases equipment for use in the production process and administration of its business. Computer equipment is also leased for customer use in prescription drug dispensing. For financial reporting purposes, minimum lease rentals relating to the equipment have been capitalized.

     The leases, which are non-cancelable, expire at various dates through the year 2003. The recorded cost of assets under capital leases is $ 1,184,054 and $1,188,929 at August 31, 1999, and 1998, respectively. Accumulated amortization associated with the recorded assets was $444,081 and $358,991 at August 31, 1999 and 1998, respectively.

     Future minimum annual lease payments under capitalized leases are as follows:

YEAR ENDING AUGUST 31,
---------------------------------
2000. . . . . . . . . . . . . . .  $ 312,956
2001. . . . . . . . . . . . . . .    143,422
2002. . . . . . . . . . . . . . .     43,358
2003. . . . . . . . . . . . . . .      3,523
2004. . . . . . . . . . . . . . .          -
                                   ----------
                                     503,259
Less amount representing interest    (59,031)
                                   ----------
Discounted lease obligations. . .    444,228
Less current portion. . . . . . .   (312,956)
                                   ----------
Long-term portion . . . . . . . .  $ 131,272
                                   ==========

     OPERATING LEASES - The Company leases business facilities, vehicles and equipment under operating leases which expire at various dates through 2004. Under the terms of the leases, the Company will pay monthly rental ranging from $12,335 in 1999 and $11,788 in 2004. Future minimum annual rental payments under operating leases are as follows:

YEAR ENDING AUGUST 31,
--------------------------------------------------------------------------------
2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $152,497
2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   150,863
2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   148,114
2003 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   145,910
2004 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    76,003
Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -
                                                                                  ---------
                                                                                  $673,387
Less: Annual rental payments receivable under Sub-lease of facility (see Note F)   (42,060)
                                                                                  ---------
                                                                                  $631,327
                                                                                  =========

     Rent expense totaled approximately $136,667 and $324,850 for the fiscal years ending August 31, 1999 and 1998, respectively.

K.   NOTES PAYABLE AND LONG-TERM DEBT

Notes payable and long-term debt consist of the following:

                                                                            AT AUGUST 31,
                                                                     --------------------------
                                                                         1999          1998
                                                                     ------------  ------------

Note payable, term loan, payable in monthly installments of $1,180, including interest at the Bank prime plus 3% (totaling 11.25% at
  August 31, 1999) through January 1, 1999. Collateralized by equipment, general intangibles, inventory and accounts
  receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $         -   $     5,903

Note payable, $1,500,000 revolving line of credit with interest payable at Bank prime plus 3% (totaling 11.25% at August 31,
  1999) through April 2, 2001. Collateralized by inventory,
  accounts receivable, fixtures, equipment and intangibles. . . . .    1,041,924       833,639

Non-interest bearing notes payable, to officer of QCP payable in semi-annual installments of $33,334 through July 15, 1998,
  uncollateralized. . . . . . . . . . . . . . . . . . . . . . . . .            -        31,325

Notes payable to shareholders who are officers and directors of the
  Company payable on demand, including interest at Bank prime plus 2% (totaling 10.25% at August 31, 1999), uncollateralized.
  $1,425,000 of the August 31, 1999 outstanding balance was due
  April 1, 1998 and is past due. One of the note holders, however, agreed to defer payment until after August 31, 2000 or until the
  Company has the ability to pay such obligations. $5,819,985 of this balance is subordinated to the two-year revolving line of
  credit. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5,849,985     4,544,200

Note payable to a director of the Company, payable on demand, including interest at Bank prime plus 2% (totaling 10.25% at
  August 31, 1999), uncollateralized. The total outstanding balance
  of the notes was due on April 1, 1998 . . . . . . . . . . . . . .      470,000       470,000

Non-interest bearing note payable in semi-annual installments of
  $25,000, commencing April 30, 1997, uncollateralized. One
  payment for $25,000 was past due as of April 30, 1999 . . . . . .       50,000        75,000

Non-interest bearing note payable to officers of Pharma Labs. . . .            -       125,000
                                                                     ------------  ------------
                                                                       7,411,909     6,085,067
Less:  Note payable, revolving line of credit . . . . . . . . . . .   (1,041,924)     (833,639)
   Note payable, related party. . . . . . . . . . . . . . . . . . .   (5,849,985)            -
   Current maturities . . . . . . . . . . . . . . . . . . . . . . .     (520,000)   (5,226,428)
                                                                     ------------  ------------
                                                                     $         -   $    25,000
                                                                     ============  ============

     On April 2, 1999, the Company entered into a two-year agreement with ALCO Financial Services, LLC ("ALCO") for a $1,500,000 revolving line of credit facility (the "ALCO Facility") bearing interest at prime plus three percent (3%). The first draw under this new credit agreement was made on April 6, 1999 in the amount of $563,500 and was used to pay in full all amounts due under the Company's previous credit facility with Norwest Bank. The ALCO Facility is collateralized by inventory, accounts receivable, fixtures, equipment and intangibles and availability under the ALCO Facility is determined based on eligible accounts receivable, inventory, fixtures, equipment and intangibles.

     Pursuant to the agreement, $5,819,985 of the related party note payable to shareholders is subordinated to the ALCO Line of Credit Agreement.

     Aggregate annual principal payments applicable to notes payable and long-term debt for years ending after 1999 are as follows:

YEAR ENDING AUGUST 31,
----------------------
2000 . . . . . . . . .  $1,591,924
2001 . . . . . . . . .   5,819,985
2002 . . . . . . . . .           -
2003 . . . . . . . . .           -
2004 . . . . . . . . .           -
Thereafter . . . . . .           -
                        ----------
                        $7,411,909
                        ==========

L.   STOCKHOLDERS' EQUITY

     COMMON STOCK - On July 7, 1999, the stockholders approved up to a forty to one reverse stock split on the Company's Common Stock, no par value, and the directors subsequently approved a 32 to 1 reverse stock split. The reverse stock split became effective July 8, 1999 and the Common Stock is currently being quoted and traded on a post-reverse stock split basis. All references to the number of shares, per share amounts, stock option date and market prices of the Company's Common Stock have been restated in accordance with the reverse stock split.

     PREFERRED STOCK - The Company's charter provides for two classes of preferred stock. In 1987, the Company created a series of preferred stock, 15%/30% Cumulative Convertible Preferred Stock ("15/30 Preferred Stock"). The issue price was $10 per share and the maximum issuable shares under the series was 700,000 shares. In October 1990, the Company created a second series of preferred stock, Class A Convertible Preferred Stock ("Convertible Preferred Stock). The issue price was $10 per share and the maximum issuable shares under the series was 200,000 shares. There are currently no shares of Convertible Preferred Stock outstanding.

     15/30  Preferred Stock. In 1988, the Company completed a public offering of
     ----------------------
equity securities comprised of units of one share of 15/30 Preferred Stock and two shares of Common Stock valued at $10 per unit. A total of 84,242 shares of 15/30 Preferred Stock were issued in this offering. Dividends on the 15/30 Preferred Stock were payable solely from the net profits generated from the sale of Iodine 123 HIPDM (as defined in the Certificate of Designations) ("HIPDM"). However, no net profits were ever generated from the sale of HIPDM and the underlying license rights related to HIPDM were fully impaired in 1991 and released upon termination of the license agreement on November 30, 1993.

     Each share of the 15/30 Preferred Stock may be converted into 0.32 shares of Common Stock. The Company is required to reserve Common Stock sufficient to allow conversion of all Preferred Stock and accrued dividends. The holders of the 15/30 Preferred Stock, in the event of liquidation of the Company, will receive an amount equal to the issue price before any holder of Common Stock or any other stock ranking junior to the Preferred Stock can be paid.

     As of August 31, 1999 and 1998, 54,589 of the 84,242 shares of Preferred Stock outstanding were converted into Common Stock. $469,644 of accrued dividends had been recorded on the 15/30 Preferred Stock and, as of August 31, 1999, $227,887 of the $469,644 in accrued dividends on the 15/30 Preferred Stock had been converted into Common Stock. After these dividend accruals, management determined that no dividends should have been recorded and, consequently that no Common Stock should have been issued in payment of these dividends. Management expects to resolve these matters in the next fiscal year. At August 31, 1999, the holders of 15/30 Preferred Stock can convert their shares into 16,655 shares of post-reverse split Common Stock including accrued dividends.

     Pursuant to the Certificate of Designations for the 15/30 Preferred Stock, in the event the Company completes an underwritten public offering of its Common Stock in which the offering price is at least $32.00 per share, the 15/30 Preferred Stock will automatically convert to Common Stock. Commencing in 1991, the Company has the right but not the obligation to convert all of the outstanding 15/30 Preferred Stock into Common Stock at the 102% of the issue price.

     STOCK OPTION PLAN - On October 30, 1992, the Company's stockholders approved the Plan which provides 50,000,000 shares of Common Stock available for the granting of options. The Plan permits the granting of stock options to certain directors, officers and employees of the Company or any subsidiary thereof. Authority to grant options under the Plan will terminate on October 7, 2002.

     A  summary  of  stock  option  transactions  follows:

                                1999                     1998
                     -------------------------  -------------------------
                                  WEIGHTED                   WEIGHTED
                                   AVERAGE                    AVERAGE
                      SHARES   EXERCISE PRICE    SHARES   EXERCISE PRICE
                     --------  ---------------  --------  ---------------
Options outstanding
  September 1 . . .   81,833   $          6.29  110,156   $          7.87
  Granted . . . . .   47,815              6.40   18,751              6.40
  Canceled. . . . .  (21,718)             9.60  (47,074)             8.39
  Exercised . . . .        -                 -        -                 -
                     --------  ---------------  --------  ---------------
Options outstanding
  August 31 . . . .  107,930   $          6.41   81,833   $          6.29
                     ========  ===============  ========  ===============

     Weighted average fair value of options granted during the year ended August 31, 1999, is $1.50.

     The following information applies to options outstanding at August 31, 1999:

                          OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                ------------------------------------------  ----------------------------
                               WEIGHTED
                               AVERAGE
RANGE OF                      REMAINING       WEIGHTED                      WEIGHTED
EXERCISE          NUMBER     CONTRACTUAL       AVERAGE        NUMBER         AVERAGE
PRICES          OUTSTANDING  LIFE (YEARS)  EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
--------------  -----------  ------------  ---------------  -----------  ---------------
0.64 -   6.39        14,062          4.69  $          2.76        6,250  $          3.20
6.40 -   7.99.       76,878          6.75             6.40       15,000             6.40
8.00 -  10.24.       16,990          4.87             9.48       16,990             9.48
                -----------                                 -----------
                    107,930                                      38,240
                ===========                                 ===========

The  following  information  applies  to options outstanding at August 31, 1998:

                          OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                ------------------------------------------  ----------------------------
                               WEIGHTED
                               AVERAGE
RANGE OF                      REMAINING       WEIGHTED                      WEIGHTED
EXERCISE          NUMBER     CONTRACTUAL       AVERAGE        NUMBER         AVERAGE
PRICES          OUTSTANDING  LIFE (YEARS)  EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
--------------  -----------  ------------  ---------------  -----------  ---------------
0.64 -  6.39.        21,093          4.69  $          2.76       14,063  $          2.76
6.40 -  7.99 .       39,063          6.00             6.40       15,000             6.40
8.00 -  10.24.       21,677          5.04             9.51       16,990             9.48
                -----------                                 -----------
                     81,833                                      46,053
                ===========                                 ===========

     The pro-forma effect of implementing SFAS 123 is not disclosed and is not deemed material. See further discussion in Note B to Consolidate Financial Statements.

     In January 1999, QCP sold 1,000,000 shares of its Series A Preferred Stock, no par value ("QCP Preferred Stock"), for an aggregate purchase price of $1,000,000 to one accredited investor pursuant to the exemption provided by
Section 4(2) of the Securities Act of 1933, as amended. The QCP Preferred Stock is convertible at the option of the holder into shares of the Company's no par value Common Stock at a conversion price of $6.40 per share, which is subject to adjustment upon certain events. Dividends are cumulative and payable on each share of QCP Preferred Stock at the rate of $.06 per annum. The QCP Preferred Stock restricts the payment of dividends to the Common Stock holders of QCP until the payment of all accrued but unpaid dividends on the QCP Preferred Stock. Each share of QCP Preferred Stock is entitled to a liquidation preference of $1.00 per share plus all accrued but unpaid dividends. QCP may redeem the QCP Preferred Stock at any time on or after January 14, 2004 at a price equal to the liquidation preference. Dividends are recorded as a direct reduction to retained earnings and are also recorded as an other accrued liability within QCP's balance sheet. As of August 31, 1999, $30,247 was accrued for dividends on QCP Preferred Stock which is consolidated as an other accrued liability on the Consolidated Balance Sheet.

     In July 1999, two accredited investors purchased Common Stock of the Company for a total amount of $125,000. No underwriter participated in this transaction, and the offering and sale of the securities was made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933 as the sale was limited strictly to accredited investors. The proceeds of the sales were used by the Company for working capital purposes.

     In 1998, RxDirect was a joint venture with VNA Home Health Systems ("VNA") of which QCP owned 50%. On October 13, 1998, the Company and VNA signed an agreement pursuant to which the joint venture would be terminated. Consequently, as of October 13, 1998, RxDirect became a wholly-owned subsidiary of QCP and is included as such, in the 1999 Consolidated Financial Statements (see Note D).

M.   INCOME TAXES

The  following  is  a  summary  of  the  provision  for  income  taxes:

                                                                     YEAR ENDED AUGUST 31,
                                                                  ---------------------------
                                                                      1999           1998
                                                                  -------------  ------------
Current provision
 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $    10,876
 State                                                                       -        (3,162)
                                                                  -------------  ------------
                                                                  $          -   $     7,714
                                                                  =============  ============

Deferred provision
 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $         -
 State                                                                       -             -
                                                                  -------------  ------------
                                                                  $          -   $         -
                                                                  =============  ============

Total provision
 Federal . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $    10,876
 State                                                                       -        (3,162)
                                                                  -------------  ------------
                                                                  $          -   $     7,714
                                                                  =============  ============

The provision for income taxes differs from the amount determined by applying the statutory rate to net income, due to the following reasons for the years ended August 31:

Income taxes (benefit) at statutory rate . . . . . . . . . . . .  $ (1,521,000)  $(3,926,000)
Goodwill impairment charge                                                   -     1,617,000
Change in prior year deferred tax estimate                                   -     1,252,000
(Benefit) expense due to change in asset valuation allowance         2,828,000     1,072,000
Expiration net operating losses                                     (1,170,000)            -
Other                                                                 (137,000)       (7,286)
                                                                  -------------  ------------
Income tax provision . . . . . . . . . . . . . . . . . . . . . .  $          -   $     7,714
                                                                  =============  ============

Sources of change in deferred taxes and the deferred tax effect of each were as follows for the year ended August 31:

Change in asset valuation allowance. . . . . . . . . . . . . . .  $ (2,828,000)  $(1,072,000)
Allowance for doubtful accounts                                         86,000             -
Write off of Goodwill                                                1,288,000             -
Accrued liabilities                                                     29,000        25,000
Depreciation and amortization                                         (282,000)      118,000
Carry forward (use) of net operating losses for income tax
  reporting                                                          1,707,000       929,000
                                                                  -------------  ------------
Income tax provision . . . . . . . . . . . . . . . . . . . . . .  $          -   $         -
                                                                  =============  ============

Components of deferred tax assets at August 31, were as follows:

Net operating loss carry forward . . . . . . . . . . . . . . . .     7,656,000   $ 5,949,000
Allowance for doubtful accounts                                         86,000             -
Write off of Goodwill                                                1,288,000             -
Accrued liabilities                                                    217,000       188,000
Depreciation and amortization                                                -       282,000
                                                                  -------------  ------------
                                                                     9,247,000     6,419,000
Valuation allowance                                                 (9,247,000)   (6,419,000)
                                                                  -------------  ------------
  NET ASSET. . . . . . . . . . . . . . . . . . . . . . . . . . .  $          -   $         -
                                                                  =============  ============

YEAR         FEDERAL NET     YEAR
GENERATED  OPERATING LOSS   EXPIRES
---------  ---------------  -------
1984. . .  $     2,888,000     1999
1985. . .          992,000     2000
1986. . .          909,000     2001
1987. . .        1,074,000     2002
1990. . .        2,092,000     2005
1991. . .        1,075,000     2006
1994. . .           62,000     2009
1996. . .          570,000     2011
1998. . .        5,450,000     2013
1999. . .        4,518,000     2014
           ---------------
           $    19,630,000
           ===============

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

N.   CONTINGENCIES AND COMMITMENTS

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

     QCP along with several other entities, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served court papers in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. QCP is also a third-party defendant in class action lawsuits in Nevada, West Virginia and Florida. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. As of November 30, 1999, the outcome of these lawsuits is not reasonably determinable.

     On November 4, 1991, the Company entered into a settlement agreement which transferred certain undeveloped land in satisfaction of a judgment against the Company. As provided in the settlement agreement, the Company would remain contingently liable to the extent proceeds from the sale of the land were less than $2,715,000.

     In August 1995, the Company amended the settlement agreement whereby another corporation, 100%-owned by a director, officer and stockholder, has assumed the obligations of the Company under the settlement agreement. In exchange, the Board of Directors approved the issuance of 62,500 post-reverse split shares of the Company's Common Stock to this corporation. The judgement has been completely satisfied from the proceeds from the sale of the land, and these shares have been transferred back to the Company and cancelled as of August 31, 1999.

O.   RELATED PARTY TRANSACTIONS

     During fiscal 1999, the Company borrowed $1,294,985, net of repayments, from shareholders who are also officers and directors. During fiscal 1999, the Company recorded $557,200 in interest expense on these loans from related parties. Subsequent to fiscal 1999 year end and through September 30, 1999 an additional $150,000 from related parties was borrowed from one officer described above. These loans are payable on demand and bear interest at Bank prime plus 2%. In addition, $1,264,985 of proceeds received in 1999 is subordinate to the Company's line of credit agreement with the ALCO (see Note K). Loan proceeds were used for working capital.

     In fiscal 1999, the Company used one law firm whose partners are the brother and cousin of one shareholder who is also an officer and director. Legal expense related to this law firm was not material in 1999 nor is there material outstanding invoice payable to this law firm at August 31, 1999.

P.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Estimated fair value of financial instruments held for purposes other than trading are as follows:

                          AT AUGUST 31, 1999
                  --------------------------------
                    CARRYING VALUE     FAIR VALUE
                  -------------------  -----------
Cash . . . . . .  $            57,073  $    57,073
Notes receivable              111,582      111,582


                         AT AUGUST 31, 1998
                  --------------------------------
                  CARRYING VALUE       FAIR VALUE
                  -------------------  -----------
Cash . . . . . .  $            61,860  $    61,860
Notes receivable              139,797      139,797

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value.

     CASH - The Company classifies as cash the amounts on deposit in banks.

     NOTES RECEIVABLE - The carrying value approximates fair value as the interest rate at August 31, 1999 and 1998, is considered to approximate the market rate.

     NOTES PAYABLE AND LONG-TERM DEBT - Due to the related party nature of the debt, the fair market value is not determinable at August 31, 1999 and 1998. The carrying value approximates fair value at August 31, 1999 and 1998 as the interest rate at August 31, 1999 and 1998, is considered to approximate the market rate in all material respects.

Q.   GOODWILL IMPAIRMENT CHARGE

     Due to 1998's operating loss and negative cash flow from operations, combined with a history of operating losses and negative cash flow from operations, the Company determined that significant uncertainty existed regarding the recoverability of the carrying value of goodwill. Accordingly, a $3,509,847 goodwill impairment charge was recorded in the fourth quarter of fiscal 1998.

     In 1999, no tests for impairment of goodwill were required as the Company recorded a $3,509,847 impairment charge to eliminate goodwill in the prior year.

R.   FOURTH QUARTER ADJUSTMENTS

     Operating results for the fourth quarter of fiscal 1999 include the following adjustments: A $222,221 gain to recognize approximately eleven months of revenue on the unamortized balance of the Adams Equities, Inc.' Non-compete Agreement. A $172,386 write-off of Pharma Labs' trade accounts payable that terminated in accordance with the liquidation of this subsidiary. In addition, a $111,582 adjustment to recover an asset previously written-off in conjunction with the sale of Pharma Labs' assets to Adams Equities, Inc. was recorded in the fourth quarter of fiscal 1999. These adjustments have been included in the Consolidated Statement of Operations as a gain on liquidation of subsidiary.

     In addition, $198,658 of notes receivable comprised of two notes totaling $139,797 held in conjunction with the release of contingency (see Note N) and three additional notes totaling $58,861 related to customers were written-off in the fourth quarter of fiscal 1999 (see Note I).

S.   YEAR 2000

     The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company has addressed this risk to the availability and integrity of financial systems and the reliability of operational systems. As of November 1999, the Company has completed all significant processes for evaluating and managing the risks and costs associated with this problem. In addition, the Company has installed a new business software package to accommodate business growth and upgrade current systems. The incremental cost of achieving year 2000 compliance, exclusive of the upgrade cost for new software is not material.

     Although management believes the installation of the year 2000 complaint software to be sufficient to avoid any material interruption in its operations, there is no guarantee that a material failure in that system could not occur.

     The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failure could materially and adversely affect the Company's results of operations, liquidity and financial condition.

T.   SUBSEQUENT EVENTS

     On October 19, 1999, the Board of Directors (the "Board") approved the grant of 300,000 shares of the Company's no par value Common Stock valued at approximately $483,000 with certain restrictions to two employees who are directors and shareholders. Consistent with the restrictions, the grant price is equal to fifty percent of the closing market value of the Company's Common Stock on October 19, 1999. This transaction was initiated by the Board subsequent to the balance sheet date and thus, has not been recorded and is not reflected in the 1999 Consolidated Financial Statements.

     On September 14, 1999, the Company obtained an overadvance of $300,000 over its $1,500,000 revolving line of credit with ALCO. The terms of this financing include the issuance of stock options on the Company's Common Stock which vest according to repayment period of sixty days followed by subsequent thirty-day periods. As of December 3, 1999, 45,000 options to purchase the Company's Common Stock are due. Repayment of this advance has not been made as of December 3, 1999.

     On September 7, 1999, the Company executed a convertible promissory note in the amount of $400,000 to an unrelated third party. This note pays interest at a rate of 10% annually and is due on November 30, 2000. The note is convertible into Common Stock at the option of the holder at any time prior to payment. In addition, on September 25, 1999, the Company issued a promissory note in the amount of $50,000 to an unrelated third party. This note pays interest at a rate of 10% annually and is due on June 1, 2000. The financing related to these notes has been used to help fund operations in the first quarter of fiscal 2000.


                                                    EXHIBIT INDEX


EXHIBIT NO.                                                 DESCRIPTION
------------  -------------------------------------------------------------------------------------------------------

3.1 (1)       -  Articles of Incorporation filed October 4, 1973.
3.2 (1)       -  Articles of Amendment to Articles of Incorporation filed December 22, 1976.
3.3 (1)       -  Articles of Amendment to Articles of Incorporation filed August 25, 1978.
3.4 (1)       -  Articles of Amendment to Articles of Incorporation filed June 15, 1979.
3.5 (1)       -  Articles of Amendment to Articles of Incorporation filed January 12, 1981.
3.6 (1)       -  Articles of Amendment to Articles of Incorporation filed June 16,1987.
3.7 (1)       -  Articles of Amendment to Articles of Incorporation filed October 9, 1992.
3.8 (2)       -  Articles of Amendment to Articles of Incorporation filed December 16, 1997.
3.9 (1)       -  Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed December 9, 1987.
              -  Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed
3.10 (1)      -  December 14, 1987.
              -  Corrected Certificate of Designation of 15%/30% Cumulative Convertible Preferred Stock filed
3.11 (1)      -  February 5, 1988.
3.12 (1)      -  Certificate of Designation of Class A Convertible Preferred Stock filed October 12, 1990.
3.13 (3)      -  Second Amended and Restated Bylaws
4.2 (1)       -  Specimen Certificate for Common Stock, no par value per share.
              -  Amended and Restated Credit and Security Agreement dated August 7, 1995 among the Company,
10.1 (3)      -  Quality Care Pharmaceuticals, Inc. and Norwest Credit, Inc.
10.2 (4)      -  Operating Agreement dated June 14, 1996 between the Registrant and Pharma France, Inc.
              -  Form of Promissory Notes executed by the Company in favor of Charles R. Drummond. Schedule A sets
10.3 (5)      -  forth the date and principal amount of each promissory note.
              -  Form of Promissory Notes executed by the Company in favor of Arch G. Gothard, III. Schedule B sets
10.4 (5)      -  forth the date and principal amount of each promissory note.
              -  Purchase Agreement dated November 10, 1998 by and among Adams Equities, Inc., Pharma Labs, LLC,
10.5 (5)      -  GMP Laboratories of America and Golden Pharmaceuticals, Inc.
              -  Agreement Not to Compete dated November 10, 1998 among Pharma Labs, LLC, Golden
10.6 (5)      -  Pharmaceuticals, Inc., Adams Equities, Inc. and GMP Laboratories of America.
21.1*         -  Subsidiaries of the Registrant.
27.1*         -  Financial Data Schedule.
(b)           -  Reports on Form 8-K
              -  None

(1)     Incorporated  by  reference  to registrant's Annual Report on Form 10-K, dated August 31, 1991, as filed with the  Securities  and  Exchange  Commission.
(2)     Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1997, as filed with the
Securities  and  Exchange  Commission.
(3)     Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1995, as filed with the
Securities  and  Exchange  Commission.
(4)     Incorporated by reference to registrant's Annual Report on Form 10-K dated August 31, 1996, as filed with the
Securities  and  Exchange  Commission.
(5)     Incorporated  by  reference  to registrant's Annual Report on Form 10-K, dated August 31, 1998, as filed with the  Securities  and  Exchange  Commission.
*     Filed  herewith.