Form 10QSB
period 1999-11-30
DOCPLANET COM INC
filed 2000-01-20
CIK 312651

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999


      [  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM  _______ TO _______


                         COMMISSION FILE NUMBER:  0-9065

                              DocPlanet.com, Inc.
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

                                 (714) 754-5800
                 Issuer's telephone number, including area code

                                 docsales.com, inc.
                  (FORMER NAME IF CHANGED SINCE THE LAST REPORT)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  [X]     No  [ ]


The number of shares of common stock outstanding as of January 19, 2000, was 4,504,595.

Transitional  Small  Business  Disclosure  Format:  Yes  [ ]     No  [X]

                                     PART I
                              FINANCIAL INFORMATION
                              ---------------------


ITEM  1.     FINANCIAL  STATEMENTS

                           DOCPLANET.COM, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (UNAUDITED)

                                          ASSETS
                                          ------


                                                                NOVEMBER 30,   AUGUST 31,
                                                                    1999          1999
                                                                -------------  -----------
CURRENT ASSETS

Cash                                                            $     105,756  $    57,073
Trade receivables, net of allowance for doubtful accounts of
$218,235 and $220,384 at November 30, 1999 and August 31, 1999      1,141,737    1,131,242
Notes receivable                                                       21,094       25,680
Inventories                                                           630,814      514,027
Prepaid expenses and other                                            148,090       66,271
                                                                -------------  -----------

TOTAL CURRENT ASSETS                                                2,047,491    1,794,293

NOTES RECEIVABLE, less current maturities                              70,562       85,902

PROPERTY, PLANT AND EQUIPMENT - AT COST                             3,615,249    3,271,485
Less accumulated depreciation and amortization                      1,366,563    1,228,405
                                                                -------------  -----------

TOTAL PROPERTY, PLANT & EQUIPMENT                                   2,248,686    2,043,080
                                                                -------------  -----------

TOTAL LONG-TERM ASSETS                                              2,319,248    2,128,982

OTHER ASSETS
Intangibles- net of accumulated amortization of $2,973
 and $2,900 at November 30, 1999 and August 31, 1999                    9,027        9,600
Non-compete agreement                                                  26,218       34,528
                                                                -------------  -----------

TOTAL OTHER ASSETS                                                     35,245       44,128
                                                                -------------  -----------

TOTAL ASSETS                                                    $   4,401,984  $ 3,967,403
                                                                =============  ===========

                 See Notes to Consolidated Financial Statements

                                DOCPLANET.COM, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED) - continued

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                           ----------------------------------------------


                                                                       NOVEMBER 30,    AUGUST 31,
                                                                           1999           1999
                                                                      --------------  -------------

CURRENT LIABILITIES
Notes payable                                                         $   2,153,798   $  1,041,924
Notes payable - related parties                                             600,000        500,000
Current maturities of long-term debt                                         50,000         50,000
Current maturities of capitalized lease obligations                         308,721        312,956
Accounts payable                                                          1,998,574      1,767,676
Accrued liabilities
 Salaries, wages and other compensation                                     114,043        101,254
 Interest                                                                   902,851        845,393
 Other                                                                      537,043        662,721
Deferred revenue                                                                  -         27,780
                                                                      --------------  -------------
TOTAL CURRENT LIABILITIES                                                 6,665,030      5,309,704

LONG-TERM OBLIGATIONS, related parties                                    5,769,985      5,819,985

CAPITALIZED LEASE OBLIGATIONS, less current maturities                      192,601        131,272

CONTINGENCIES AND COMMITMENTS                                                     -              -

MINORITY INTEREST                                                         1,000,000      1,000,000
                                                                      --------------  -------------
TOTAL LIABILITIES                                                        13,627,616     12,260,961

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock - no par value; 200,000,000 shares authorized;
4,607,376 issued and 4,504,595 outstanding at November 30, 1999
and August 31, 1999, respectively.                                       26,663,119     24,989,858

Preferred stock - no par value; 10,000,000 shares authorized
Class A 15%/ 30% cumulative convertible, 29,653 shares issued and
outstanding at November 30, 1999 and August 31, 1999, respectively.         292,558        292,558
                                                                      --------------  -------------
                                                                         26,955,677     25,282,416
Accumulated deficit                                                     (36,087,177)   (33,481,842)
                                                                      --------------  -------------
                                                                         (9,131,500)    (8,199,426)
Less common stock in treasury at cost, 102,781 shares at
November 30, 1999 and August 31, 1999, respectively                          94,132         94,132
                                                                      --------------  -------------

TOTAL STOCKHOLDERS' DEFICIT                                              (9,225,632)    (8,293,558)
                                                                      --------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                   $   4,401,984   $  3,967,403
                                                                      ==============  =============

                 See Notes to Consolidated Financial Statements

                           DOCPLANET.COM, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)

                                                              THREE  MONTHS ENDED
                                                                  NOVEMBER 30,
                                                       ----------------------------------
                                                           1999              1998
                                                       ------------  --------------------
NET SALES                                              $ 1,800,369   $         2,012,835

COST OF SALES                                            1,371,535             1,597,175
                                                       ------------  --------------------

GROSS MARGIN                                               428,834               415,660

Selling, general and administrative expense              2,556,843             1,273,385
                                                       ------------  --------------------

OPERATING LOSS                                          (2,128,009)             (857,725)

OTHER INCOME/ (EXPENSE)
Interest expense                                          (517,141)             (225,770)
Joint venture loss                                               -               (13,971)
Settlement of accounts payable and other liabilities             -               184,570
Other income                                                39,815                 1,416
                                                       ------------  --------------------

TOTAL OTHER INCOME (EXPENSE)                              (477,326)              (53,755)
                                                       ------------  --------------------

LOSS BEFORE INCOME TAX EXPENSE                          (2,605,335)             (911,480)
                                                       ------------  --------------------

INCOME TAX EXPENSE  (BENEFIT)                                    -                (2,642)
                                                       ------------  --------------------

NET LOSS                                                (2,605,335)             (908,838)

BASIC AND DILUTED LOSS PER SHARE                       $      (.60)  $              (.23)
                                                       ============  ====================

WEIGHTED AVERAGE SHARES OUTSTANDING                      4,336,495             3,911,340
                                                       ============  ====================

                 See Notes to Consolidated Financial Statements

                                     DOCPLANET.COM, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                     FOR THE THREE MONTHS ENDED
                                                                                            NOVEMBER 30,
                                                                                     --------------------------
                                                                                        1999          1998
                                                                                     ------------  ------------
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss                                                                             $(2,605,335)  $  (908,838)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                            147,041        89,744
Issuance of options expense                                                              282,850             -
Stock Grants                                                                             956,250             -
Issuance of stock for service                                                            249,212             -
Settlement of accounts payable and other liabilities                                           -      (184,570)
Joint venture loss                                                                             -        13,971
Changes in assets and liabilities net of effects of acquisition and joint venture:
(Increase) decrease in accounts receivable                                               (10,495)      (21,827)
(Increase) decrease in inventories                                                      (116,787)       73,789
Increase of non-compete receivable                                                             -      (250,000)
(Increase) decrease in prepaid expenses and other                                        (61,893)       23,170
Increase (decrease) in accounts payable                                                  230,898       312,283
Decrease in income taxes payable                                                               -             -
Increase in deferred revenue - non-compete agreement                                           -       250,000
Increase in accrued liabilities                                                          (83,211)      162,460
                                                                                     ------------  ------------
TOTAL ADJUSTMENTS                                                                      1,593,865       469,020
                                                                                     ------------  ------------

NET CASH USED IN OPERATING ACTIVITIES                                                 (1,011,470)     (439,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, and equipment                                              (343,764)      (21,816)
Increase investment in joint venture                                                           -             -
Decrease in notes receivable                                                                   -             -
                                                                                     ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (343,764)      (21,816)
                                                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under notes payable - related parties                                         380,000       294,600
Payments under Notes payable - related parties                                          (180,000)            -
Borrowings under Notes Payable - unrelated parties                                       569,475             -
Issuance of Capital Stock                                                                184,949             -
Borrowings under capitalized lease and other long-term obligations                        63,424        21,816
Payments on capitalized lease and other long term obligations                             (6,330)      (62,924)
Borrowings on line of credit                                                             392,399     2,295,637
Payments on line of credit                                                                     -    (2,117,552)
                                                                                     ------------  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1,403,917       431,577
                                                                                     ------------  ------------

NET INCREASE (DECREASE) IN CASH                                                           48,683       (30,057)
CASH, BEGINNING OF YEAR                                                                   57,073        61,860
CASH, END OF QUARTER                                                                     105,756   $    31,803

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid                                                                        $   115,000   $    90,600
                                                                                     ============  ============
Income taxes paid (received)                                                                   -   $    (2,642)
                                                                                     ============  ============
Purchase of equipment under Capital Leases                                           $    34,961             -
                                                                                     ============  ============

                 See Notes to Consolidated Financial Statements

                     DOCPLANET.COM, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE  1.     SUMMARY  OF  ACCOUNTING  POLICIES

The accompanying unaudited financial statements of DocPlanet.com, Inc., formerly known as docsales.com, inc., and Golden Pharmaceuticals, Inc., have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for annual financial statements.

The accompanying unaudited financial statements and disclosures reflect all adjustments, which, in the opinion of the management, are necessary for a fair presentation of the results of operations, financial position, and cash flow of the Company. The results of operations for the periods indicated are not necessarily indicative of the results for the full year.

The financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended August 31, 1999, as filed with the Securities and Exchange Commission.

Basic and diluted earnings per share for the three months ended November 30, 1999 and 1998 is calculated as follows:

                                                   THREE MONTHS ENDED
                                                     NOVEMBER 30TH,
                                               --------------------------
                                                   1999          1998
                                               ------------  ------------
Net loss                                       $(2,605,335)  $  (908,838)
                                               ------------  ------------

Weighted average shares outstanding for
basic earnings per share calculation            4,336,495*    3,911,340*
                                               ------------  ------------

Diluted earnings per share
Weighted average shares outstanding              4,336,495     3,911,340
Effect of exercise of options                           **            **
                                               ------------  ------------

Weighted average shares outstanding for
diluted earnings per share calculation           4,336,495     3,911,340
                                               ------------  ------------

* Adjusted for the July 8, 1999, 32:1 reverse stock split of the Company's no par value Common Stock. In addition, all references to shares of Common Stock in the November 30, 1999 Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been revised for the effect of the fiscal 1999 reverse split.

** The effect of options and convertible shares was not included in the diluted earnings per share calculation for the quarters ended November 30, 1999 and 1998, as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the fiscal quarter ended November 30, 1999 and 1998, that could potentially dilute earnings per share in the future is 100,012 and 46,380, respectively.

RECLASSIFICATION- Certain reclassifications have been made to conform prior years' information with the current year presentation.

USE OF ESTIMATES - The preparation of the Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. These estimates are based upon management's best findings, after considering past and current events and assumptions about future events. Actual results could differ from those estimates.

NOTE  2.     REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of $(2,128,009) and $(3,792,339) respectively, during the three months ended November 30, 1999 and during the fiscal year ended August 31, 1999. In addition, at November 30, 1999, the Company had a negative working capital position of $(4,617,539) due primarily to $2,803,798 in short term borrowings and $1,998,574 in accounts payable. The Company had a total stockholders' deficit of $(9,225,632) as of November 30, 1999. These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments related to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain replacement working capital financing, to obtain sufficient equity financing to re-capitalize the Company, and ultimately to attain profitability.

To counteract the losses and negative capital described above, the Company has retained a financial advisory firm and is actively pursuing capital infusions from a variety of sources. In addition, the Company plan's to increase revenue from its existing customer base, primarily by expanding the base of products that the Company offers and placing an increased focus on the marketing of medical and surgical supplies. Also, in fiscal 1999, the Company implemented a new e-commerce initiative that includes a new DocPlanet web site and an integrated e-commerce system which provides customers fingertip access to products categorized by specific use and formulary without having to consult a paper based catalog. The DocPlanet web site was completed in November 1999 and the Company is currently taking customer orders from the web site.

NOTE  3.     INVESTMENT  IN  JOINT  VENTURE

On February 12, 1996, QCP entered into a joint venture agreement with VNA to form RxDirect, a mail order/direct delivery pharmacy. VNA agreed to contribute $300,000 to fund the start up of operations of which $250,000 has been contributed to date. In 1998, QCP recorded RxDirect under the equity method on QCP's Financial Statements. As of November 30, 1999, QCP had contributed $245,000 in services and operational support and has a balance of $175,777 in loans to RxDirect for working capital and to fund operations.

On October 13, 1998, the Company and VNA entered into an agreement whereby VNA would withdraw from the joint venture upon payment of a withdrawal fee. Consequently, as of October 13, 1998, RxDirect became a wholly owned subsidiary of QCP and is included as such in the November 30, 1999 financial statements. Under the terms of the withdrawal agreement, VNA agreed to pay a $154,000 withdrawal fee, including accounts receivable of $47,761. The Company collected $52,000 of the $154,000 and has written off the remaining $102,000.

NOTE  4.     NOTES  PAYABLE  AND  LONG-TERM  DEBT

On April 2, 1999, the Company entered into an agreement with ALCO Financial Services, LLC ("ALCO") for a $1,500,000 revolving credit facility (the "ALCO Facility") bearing interest at prime plus three percent (3%). The first draw under this new credit facility was made on April 6, 1999 in the amount of $563,500 and was used to pay in full all amounts due under the Company's previous credit facility with Norwest Bank. The ALCO Facility is for a period of two years with a one-year renewal term. The ALCO Facility is collateralized by inventory, accounts receivable, fixtures, equipment and intangibles, and availability under the ALCO Facility is primarily determined based on eligible accounts receivable, and inventory.

In the first quarter of fiscal 2000, the Company received overadvances on the ALCO revolving facility in the amount of $392,399. The terms of this financing include the issuance of stock options on the Company's Common Stock, which vest according to repayment period of sixty days followed by subsequent thirty-day periods. As of January 19, 2000, 110,000 options to purchase the Company's Common Stock are due and repayment of the advance has not been made.

On September 7, 1999, the Company executed a convertible promissory note in the amount of $400,000 to an unrelated third party. This note pays interest at a rate of 10% annually and is due on May 1, 2000. In addition, the note is convertible at anytime by the holder at a conversion rate of $4.00 per share of the Company's common stock.

On September 3, 1999 the Company received $50,000 from one outside investor. The related financing is classified as a short-term note payable within the consolidated balance sheet.

On November 5, 1999 and November 8, 1999 the Company received $133,746 and $85,729 respectively, from an outside investor and a related party. The related financing is classified as a short-term note payable and short-term note payable to related party within the consolidated balance sheet.

NOTE  5.     COMMON STOCK TRANSACTIONS

     On July 7, 1999, the stockholders approved up to a forty to one reverse stock split on the Company's Common Stock, no par value, and the directors subsequently approved a 32 to 1 reverse stock split. The reverse stock split became effective July 8, 1999 and the Common Stock is currently being quoted and traded on a post reverse stock split basis. All references to the number of shares, per share amounts, stock option date and market prices of the Company's Common Stock have been restated in accordance with the reverse stock split.

On September 22, 1999, the Company received $50,000 from an outside investor for 12,500 shares of the Company's common stock. As of November 30, 1999 the common stock has not been issued and the related obligation to issue common stock has been classified as common stock on the consolidated balance sheet.

On October 19, 1999, the Board of Directors (the "Board") approved the grant of an aggregate of 300,000 shares of the Company's no par value Common Stock valued at an aggregate of approximately $956,250 with certain restrictions to one employee who is also a director of the Company and to a director of the Company.

On October 20, 1999, the Company received $10,000 from one outside investor for approximately 2,857 shares of the Company's common stock. As of November 30, 1999, the common stock has not been issued and the related obligation to issue common stock has been classified as common stock in the consolidated balance sheet.

On November 9, 1999, the Company issued 60,000 shares of restricted common stock to two investors for $124,949.

On November 10, 1999, the Company issued 6,000 shares of the Company's common stock to one consultant for services valued at $30,750.

November 24, 1999 the Company issued 56,250 of shares of common stock to one vendor for services. The market value for the related services was $168,750.

On November 30, 1999 the Company issued 11,047 shares of the Company's common stock to one consultant for professional services valued at $49,712.

NOTE  6.     15/30  PREFERRED  STOCK

The Company's Charter provides for two classes of preferred stock. In 1987, the Company created a series of preferred stock, 15%/30% Cumulative Convertible Preferred Stock ("15/30 Preferred Stock"). The issue price was $10 per share and the maximum issuable shares under the series was 700,000 shares. In October 1990, the Company created a second series of preferred stock, Class A Convertible Preferred Stock ("Convertible Preferred Stock"). The issue price was $10 per share and the maximum issuable shares under the series was 200,000 shares. There are currently no shares of Convertible Preferred Stock outstanding.

In 1988, the Company completed a public offering of equity securities comprised of units of one share of 15/30 Preferred Stock and two shares of Common Stock valued at $10 per unit. A total of 84,242 shares of 15/30 Preferred Stock were issued in this offering. Dividends on the 15/30 Preferred Stock were payable solely from the net profits generated from the sale of Iodine 123 HIPDM (as defined in the Certificate of Designations) ("HIPDM"). However, no net profits were ever generated from the sale of HIPDM and the underlying license rights related to HIPDM were fully impaired in 1991 and released upon termination of the license agreement on November 30, 1993.

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

As of November 30, 1999 and August 31 1999, 54,589 of the 84,242 shares of Preferred Stock outstanding were converted into Common Stock. $469,644 of accrued dividends had been recorded on the 15/30 Preferred Stock and, as of November 30, 1999, $227,887 of the $469,644 in accrued dividends on the 15/30 Preferred Stock had been converted into Common Stock. After these dividend accruals, management determined that no dividends should have been recorded and, consequently, that no Common Stock should have been issued in payment of these dividends. Management expects to resolve this matter in fiscal 2000 and the related accrued dividends have been reclassified on the November 30, 1999 balance sheet as an offset to the accumulated deficit. At November 30, 1999, the holders of the 15/30 Preferred Stock can convert their shares into 9,452 shares of post-reverse split Common Stock including accrued dividends.

Pursuant to the Certificate of Designations for the 15/30 Preferred Stock, in the event the Company completes an underwritten public offering of its Common Stock, in which the offering price is at least $32.00 per share, the 15/30 Preferred Stock will automatically convert to Common Stock. Commencing in 1991, the Company has the right but not the obligation to convert all of the outstanding 15/30 Preferred Stock into Common Stock at the 102% of the issue price.

NOTE  7.     RELATED  PARTY  TRANSACTIONS

During the first quarter of fiscal 2000, the Company borrowed $200,000, net of repayments, from related parties. During the three months ended November 30, 1999, the Company recorded $172,457 in interest expense on loans from related parties. At November 30, 1999, the amounts outstanding under the related promissory notes was $6,270,000 ($5,770,000 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard III; $30,000 payable to John H. Grant). At November 30 1999 $902,851 in accrued interest was payable on the related party notes. Certain of these loans are payable on demand and all such loans bear interest at the bank prime rate plus 2%. Certain of these loans ($1,425,000 payable to Charles R. Drummond; $470,000 payable to Arch G. Gothard III at November 30, 1999) were payable on April 1, 1998, and were past due at November 30, 1999. By letter dated October 29th, 1999, Charles
R. Drummond committed not to demand payment of, or take action to collect promissory notes, including those past due, owed to him until August 31, 2000 or such time as the Company has the ability to pay such notes. All amounts due to Mr. Drummond at November 30, 1999 were subordinate to all amounts due under the ALCO Facility.

On October 19, 1999, the Board of Directors (the "Board") approved the grant of an aggregate of 300,000 shares of the Company's no par value Common Stock valued at an aggregate of approximately $956,000 with certain restrictions to an employee who is also a director of the Company and to a director of the Company.

On November 8, 1999 the Company received a loan in the amount of $100,000 from a relative of the Chairman, Charles R. Drummond, and was repaid with restricted common stock of the Company on December 28, 1999.

NOTE  8.     CONTINGENCIES

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

QCP along with several other entities including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served court papers in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. QCP is also a third-party defendant in class action lawsuits in Nevada, West Virginia and Florida. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. As of January 19th, 2000, the outcome of these lawsuits is not reasonably determinable.

NOTE  9.     SUBSEQUENT  EVENTS

On December 21, 1999 the board approved the conversion of loans from Directors and Officers, in whole or in part, into Common Stock of the Company at $3.00 per share. As of January 14, 2000 no such conversion has been executed.

On December 28, 1999 the board of directors approved the issuance of 201,890 of restricted shares of the Company's common stock to repay loans to the Company in the amount of $737,475. $219,475 of the related loan amount was received in November 1999 of which $100,000 was obtained from a related party and is recorded within current liabilities in the November 30, 1999 consolidated balance sheet. $518,000 of the loan was received in December 1999 and was not recorded within the Consolidated Balance Sheet at November 30, 1999.

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

RECENT  DEVELOPMENTS

The Company had a net loss of ($2,605,335) during the three months ended November 30, 1999, and, as of November 30, 1999, the Company's current
liabilities  exceeded  its  current  assets  by   $(4,617,539)  and  its  total
liabilities exceeded its total assets by ($9,225,632). These conditions as well as others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations in fiscal 1999 and through the first three months of fiscal 2000, have consumed substantial amounts of cash and have generated significant net losses which reduced shareholder's equity to a deficit of ($9,225,632) at November 30, 1999. The Company has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near future.

In response, management is currently reviewing a variety of debt and equity financing alternatives. However, none of the related financing alternatives has been finalized as of January 19, 2000 and no assurance can be given that management will be able to raise the funds necessary to assure a continuation of operations.

RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  NOVEMBER 30, 1999, COMPARED TO THREE MONTHS ENDED NOVEMBER
30,  1998,    ($  ROUNDED  TO  NEAREST  THOUSAND)

NET SALES - Net Sales for the three months ended November 30, 1999 decreased $213,000 to $1,800,000 from $2,013,000 for the same period last year. This sales decrease was primarily attributed to the decrease in sales of seasonal flu vaccines. In the fiscal quarter ended November 30, 1998, the Company had secured lower cost contracts with seasonal flu vaccine manufacturers. In the quarter ended November 30, 1999 these lower cost contracts have ended and the Company is currently focusing on higher margin products such as point of care pharmaceuticals. In addition, approximately $30,000 of the decrease is due to the liquidation of Pharma Labs, which was winding down operations in the same period last year, and has since been completely liquidated and contributed no sales revenue in the quarter ended November 30, 1999.

COST OF SALES- Cost of Sales as a percentage of sales decreased to 76.2% for the quarter ended November 30, 1999 from 79.3% in the same period last year. This decrease is due to the Company's focus on sales of higher margin, lower cost point of sale pharmaceuticals combined with an increased focus on competitive purchasing.

SELLING GENERAL AND ADMINISTRATIVE- Selling, general and administrative expenses (SG&A) for the three months ended November 30, 1999 were $2,557,000 compared to $1,273,000 during the comparable quarter last year. This increase is due to a $956,000 charge to compensation expense for grants of 300,000 shares of restricted Common Stock to two directors who are shareholders. The grants were approved by the board of directors on October 19, 1999. In addition, $328,000 of the increase is primarily attributable to increased professional services related to the Company's E-Commerce initiative.

OTHER INCOME (EXPENSE)- Other expense increased to ($477,000) from ($54,000) in the quarter ended November 30, 1999 versus the same period in the prior fiscal year. This increase is primarily due to a $283,000 charge to interest expense related to the issuance of options on common stock for over advances on the Company's line of credit. In addition, the increase was also attributable to a $185,000 gain recognized on settlement of accounts payable and other liabilities related to the liquidation of Pharma Labs in the same period in the prior year. This was offset by the recognition of $28,000 in other revenue related to the amortization of the Pharma Labs non-compete agreement in the quarter ended November 30, 1999.

NET LOSS- The net loss increased due to the reasons indicated in the preceeding paragraphs.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of November 30, 1999, as compared to August 31, 1999.

                                   NOVEMBER 30,    AUGUST 31,
                                       1999           1999
                                  --------------  ------------
Current assets                    $   2,048,000   $ 1,794,000
Current liabilities                   6,665,000     5,310,000
                                  --------------  ------------
Net working capital (deficiency)  $  (4,617,000)  $(3,516,000)
                                  ==============  ============

At November 30, 1999, current liabilities were $6,665,000; an increase of $1,355,000 from August 31, 1999. Currently liabilities increased primarily due to the following: Issuance of a short term note payable in the amount of $400,000 in September of 1999, $392,000 increased borrowing relating to over-advances on the Company's line of credit and $420,000 additional financing related to the issuance of an additional short term note payable.

To help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes, which provide for interest at the prime rate plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in the aggregate were $6,270,000 ($5,770,000 payable to Charles
R. Drummond; $470,000 payable to Arch G. Gothard, III; $30,000 payable to John Grant) at November 30, 1999 and January 19, 1999. Certain of the promissory notes ($1,425,000 payable to Charles R. Drummond and $470,000 payable to Arch G. Gothard, at November 30,1999) were payable on demand or no later than April 1, 1998 and, accordingly, are past due. Pursuant to a letter dated October 29, 1999, Charles R. Drummond committed not to demand payment of, or take any action to collect, the promissory notes owed him until August 31, 2000 or such time as the Company has the ability to repay such promissory notes. The promissory notes payable to Charles R. Drummond at November 30, 1999 were fully subordinated to the amounts due under the Company's line of credit.

The Company has suffered substantial recurring losses from operations. The Company incurred a net loss of ($3,906,000) during the fiscal year ended August 31, 1999 and a net loss of ($2,605,000) during the three months ended November 30, 1999. As of November 30, 1999, the Company's current liabilities exceeded its current assets by $4,617,000 and its total liabilities exceeded its total assets by $9,226,000. These factors, in combination with the matters discussed in the previous paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The Company does not have any commitments for financing and there can be no assurance that any additional financing will be available to the Company on terms acceptable to the Company, if at all. The Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and operating losses. The Company's shareholder deficit and continuing losses create serious risk of loss for the holders of the Company's securities.

DISCLOSURE  OF  SIGNIFICANT  RISK  AND  UNCERTAINTY

At August 31, 1998, the Company conducted a test for asset impairment in Accordance with financial Accounting Standard 121. Key assumptions in the 1998 asset impairment test included the reversal of fiscal 1998 operating losses and sales declines, several years of significant sales growth and product cost reduction achieved through purchasing and volume efficiencies.

At November 30, 1999, management is not aware of any material items, which would impair the Company's assets as disclosed in the Consolidated Financial Statements.

YEAR  2000

The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company has addressed this risk to the availability and integrity of financial systems and the reliability of operational systems. The Company has completed processes of evaluating and managing the risks and costs associated with this problem. The Company has installed a new business software package to accommodate business growth and upgrade current systems. Management believes that this package is year 2000 compliant. Management believes that, with respect to the year 2000, only minor matters remain to be implemented with a few customers, and no major vendor is expected to encounter problems.

Although management believes the installation of the year 2000 software to be sufficient to avoid any material interruption in its operations, there is no guarantee that a material failure in that system could not occur. The failure to correct a material year 2000 problem could result in an interruption in or a failure of, certain normal business activities or operations.

As of January 19, 2000 the Company has not experienced any material interruption in its operations due to year 2000 software failures.

FORWARD-LOOKING  STATEMENTS

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ from those projected in any forward-looking statement for the reasons set forth herein as well as in other sections of the Company's report filed on Form 10-KSB for the year ended August 31, 1999, or for other unforeseen reasons. The forward-looking statements contained herein are made as of the date of this report and the Company assumes no obligation to update such forward-looking statements, or to update the reasons why actual results could differ from those projected in such forward-looking statements.

                                     PART II

                                OTHER INFORMATION

ITEM  1.   LEGAL  PROCEEDINGS.

As previously reported, QCP along with several other entities, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. There have been no material developments in there lawsuits since the date of the Company's last report.

ITEM  2.   CHANGES  IN  SECURITIES.

On September 22, 1999, the Company issued 12,500 shares of the Company's common Stock to one investor for $50,000. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to accredited investors.

On October 19, 1999, the Board of Directors (the "Board") approved the grant of an aggregate of 300,000 shares of the Company's common stock to an employee who is a director and shareholder and a director who is a shareholder. The Company was under no obligation to issue these securities and therefore, it is the Company's position that the issue of these securities was not a "sale" within the meaning of the Securities Act of 1933, as amended.

On October 20, 1999 the Board approved the issuance, of 2,857 shares of the Company's common Stock to one investor for $10,000. No underwriter participated in this transaction, and the offering and sale of the Securities was made solely to an accredited investor under the exemption provided by
Section 4 (2) of the Securities Act of 1933, as amended, as the sale was limited to one accredited investor.

On November 9, 1999, the board approved and the Company issued an aggregate of 60,000 shares of common stock to two investors for $124,949. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to accredited investors.

On November 10, 1999, the board approved and the Company issued 6,000 shares of the Company's common stock to one consultant for services valued at $30,750.

On November 24, 1999 the board approved and the Company issued 56,250 shares of the Company's common stock to one vendor for services valued at $168,750.

On November 30, 1999 the board approved the issuance of 11,047 shares of the Company's common stock to one consultant for services valued at $49,712.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

On October 19, 1999 a meeting of security holders was held in order to authorize the change in corporate name from docsales.com inc. to DocPlanet.com inc. The name change passed with 2,670,423 votes "FOR" the proposal, 3,526 votes "AGAINST" and 26,067 votes "WITHHELD".

ITEM  5.     OTHER  INFORMATION.

None.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

a)     Exhibits

             27     Financial  Data  Schedule.*


b)     Reports  on  Form  8-K

       No Current Reports on Form 8-K were filed during the period covered by this report.

--------
*      Filed  herewith


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DocPlanet.com,  Inc.
                                      --------------------
                                      (Registrant)


DATED:  January  14,  2000            BY:  /s/  John  H.  Grant
                                           --------------------------------
                                           John  H.  Grant,  Vice  Chairman
                                           (Chief  Accounting  Officer)