Form 10QSB
period 2000-02-29
DOCPLANET COM INC
filed 2000-04-19
CIK 312651

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000


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


                                 (714)754-5800
                 Issuer's telephone number, including area code



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] No [ ]


The number of shares of common stock outstanding as of April 14, 2000, was 7,416,311


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

                                           ASSETS
                                           ------

                                                                  FEBRUARY 29,   AUGUST 31,
                                                                      2000          1999
                                                                  -------------  -----------
CURRENT ASSETS

  Cash                                                            $     291,486  $    57,073
  Trade receivables, net of allowance for doubtful accounts of
  $214,505 and $220,384 at February 29, 2000 and August 31, 1999      1,205,112    1,131,242
  Notes receivable                                                       28,555       25,680
  Inventories                                                           597,218      514,027
Prepaid expenses and other                                              233,124       66,271
                                                                  -------------  -----------

     TOTAL CURRENT ASSETS                                             2,355,495    1,794,293

NOTES RECEIVABLE, less current maturities                                70,562       85,902

PROPERTY, PLANT AND EQUIPMENT - AT COST                               4,027,243    3,271,485
  Less accumulated depreciation and amortization                      1,585,994    1,228,405
                                                                  -------------  -----------

     TOTAL PROPERTY, PLANT & EQUIPMENT                                2,441,249    2,043,080
                                                                  -------------  -----------

     TOTAL LONG-TERM ASSETS                                           2,511,811    2,128,982

OTHER ASSETS
  Intangibles- net of accumulated amortization of $3,425
  and $2,900 at February 29, 2000 and August 31, 1999                    12,644        9,600
  Non-compete agreement                                                  17,266       34,528
                                                                  -------------  -----------

  TOTAL OTHER ASSETS                                                     29,910       44,128
                                                                  -------------  -----------

     TOTAL ASSETS                                                 $   4,897,216  $ 3,967,403
                                                                  =============  ===========

            See Notes to Condensed Consolidated Financial Statements

                                DOCPLANET.COM, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED) - continued

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                           ----------------------------------------------

                                                                       FEBRUARY 29,    AUGUST 31,
                                                                           2000           1999
                                                                      --------------  -------------
CURRENT LIABILITIES
  Notes payable                                                       $   1,530,508   $  1,041,924
  Notes payable - related parties                                           500,000        500,000
  Current maturities of long-term debt                                       50,000         50,000
  Current maturities of capitalized lease obligations                       240,730        312,956
  Accounts payable                                                        2,627,749      1,767,676
  Accrued liabilities
    Salaries, wages and other compensation                                  168,998        101,254
    Interest                                                                206,589        845,393
    Other                                                                   379,708        662,721
    Deferred revenue                                                              -         27,780
                                                                      --------------  -------------
TOTAL CURRENT LIABILITIES                                                 5,704,282      5,309,704

LONG-TERM OBLIGATIONS, related parties                                            -      5,819,985

CAPITALIZED LEASE OBLIGATIONS, less current maturities                      175,837        131,272

CONTINGENCIES AND COMMITMENTS                                                     -              -

MINORITY INTEREST                                                         1,000,000      1,000,000
                                                                      --------------  -------------
TOTAL LIABILITIES                                                         6,880,119     12,260,961

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 200,000,000 shares authorized;
  7,417,092 issued and 7,314,311 outstanding at February 29, 2000;
  4,158,722 issued and 4,055,941 outstanding at August 31, 1999.         36,276,724     24,989,858

  Preferred stock - no par value; 10,000,000 shares authorized
  Class A 15%/ 30% cumulative convertible, 29,653 shares issued and
  outstanding at February 29, 2000 and August 31, 1999.                     292,558        292,558

Addition Paid In Capital                                                  1,554,682              -
                                                                      --------------  -------------
                                                                         38,123,964     25,282,416
Accumulated deficit                                                     (40,012,735)   (33,481,842)
                                                                      --------------  -------------
                                                                         (1,888,771)    (8,199,426)
Less common stock in treasury at cost, 102,781 shares at
February 29, 2000 and August 31, 1999.                                       94,132         94,132
                                                                      --------------  -------------

  TOTAL STOCKHOLDERS' DEFICIT                                            (1,982,903)    (8,293,558)
                                                                      --------------  -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                 $   4,897,216   $  3,967,403
                                                                      ==============  =============

            See Notes to Condensed Consolidated Financial Statements

                        DOCPLANET.COM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                        FEBRUARY 29 AND 28, RESPECTIVELY
                                                        --------------------------------
                                                             2000              1999
                                                        ---------------  ---------------
NET SALES                                                  $ 3,835,562      $ 3,692,614

COST OF SALES                                                2,988,688        2,830,793
                                                        ---------------  ---------------

GROSS MARGIN                                                   846,874          861,821

  Selling, general and administrative expense                4,257,314        2,463,941
                                                        ---------------  ---------------

  OPERATING LOSS                                            (3,410,440)      (1,602,120)

OTHER INCOME/ (EXPENSE)
  Interest expense                                          (1,587,215)        (413,917)
  Interest expense from beneficial conversions              (1,554,682)               -
  Joint venture loss                                                 -          (22,618)
  Settlement of accounts payable and other liabilities               -          211,330
  Other income/(expense)                                        51,362           23,656
                                                        ---------------  ---------------

  TOTAL OTHER INCOME (EXPENSE)                              (3,090,535)        (201,549)
                                                        ---------------  ---------------

  LOSS BEFORE INCOME TAX EXPENSE                            (6,500,975)      (1,803,669)
                                                        ---------------  ---------------

INCOME TAX EXPENSE  (BENEFIT)                                        -            1,258
                                                        ---------------  ---------------

NET LOSS                                                   $(6,500,975)     $(1,804,927)

LOSS ATTRIBUTABLE TO MINORITY INTEREST                          29,918            6,247
                                                        ---------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES                       $(6,530,893)     $(1,811,174)
                                                        ===============  ===============

BASIC AND DILUTED LOSS PER SHARE                                $(1.43)           $(.46)
                                                        ===============  ===============

WEIGHTED AVERAGE SHARES OUTSTANDING                          4,563,890        3,911,340
                                                        ===============  ===============

            See Notes to Condensed Consolidated Financial Statements

                       DOCPLANET.COM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                         FEBRUARY 29 AND 28, RESPECTIVELY
                                                         --------------------------------
                                                             2000               1999
                                                         ---------------  ---------------
NET SALES                                                   $ 2,035,193       $1,679,779

COST OF SALES                                                 1,617,153        1,233,618
                                                         ---------------  ---------------

GROSS MARGIN                                                    418,040          446,161

  Selling, general and administrative expense                 1,700,471        1,190,556
                                                         ---------------  ---------------

  OPERATING LOSS                                             (1,282,431)        (744,395)

OTHER INCOME/ (EXPENSE)
  Interest expense                                           (1,070,074)        (188,147)
  Interest expense from beneficial conversions               (1,554,682)               -
  Joint venture loss                                                  -           (8,647)
  Settlement of accounts payable and other liabilities                -           26,760
  Other income/(expense)                                         (3,412)          22,240
                                                         ---------------  ---------------

  TOTAL OTHER INCOME (EXPENSE)                               (2,628,168)        (147,794)
                                                         ---------------  ---------------

  LOSS BEFORE INCOME TAX EXPENSE                             (3,910,599)        (892,189)
                                                         ---------------  ---------------

INCOME TAX EXPENSE  (BENEFIT)                                         -            3,900
                                                         ---------------  ---------------

NET LOSS                                                    $(3,910,599)      $ (896,089)
                                                         ---------------  ---------------

LOSS ATTRIBUTABLE TO MINORITY INTEREST                           14,959            6,247
                                                         ---------------  ---------------

NET LOSS APPLICABLE TO COMMON SHARES                        $(3,925,558)       $(902,336)
                                                         ===============  ===============

BASIC AND DILUTED LOSS PER SHARE                                  $(.81)           $(.23)
                                                         ---------------  ---------------

WEIGHTED AVERAGE SHARES OUTSTANDING                           4,798,485        3,911,340
                                                         ---------------  ---------------

            See Notes to Condensed Consolidated Financial Statements

                                      DOCPLANET.COM, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                          FOR THE SIX MONTHS ENDED
                                                                                     FEBRUARY 29 AND 28, RESPECTIVELY,
                                                                                     ---------------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                                  2000               1999
                                                                                     ----------------  ---------------
Net loss                                                                                 $(6,530,893)     $(1,804,927)
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                               371,807          180,542
 Issuance of options expense                                                                 720,877                -
 Interest expenses from beneficial conversions                                             1,554,682                -
 Stock Grants                                                                                956,250                -
 Issuance of stock for service                                                               249,212                -
 Settlement of accounts payable and other liabilities                                              -         (211,330)
 Joint venture loss                                                                                -           22,618
Changes in assets and liabilities net of effects of acquisition and joint venture:
 (Increase) in accounts receivable                                                           (73,870)         (16,994)
 (Increase) decrease in inventories                                                          (83,191)          82,141
 (Increase) decrease in prepaid expenses and other                                          (166,853)          13,160
 Increase in accounts payable                                                                860,073           44,989
 Increase in deferred revenue - non-compete agreement                                              -          250,000
 Increase in accrued liabilities                                                             252,307          226,822
                                                                                     ----------------  ---------------
 TOTAL ADJUSTMENTS                                                                         4,641,294          591,948
                                                                                     ----------------  ---------------

 NET CASH USED IN OPERATING ACTIVITIES                                                    (1,889,599)      (1,212,979)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant, and equipment                                                 (755,758)         (21,816)
 Proceeds from sale of equipment                                                                   -          150,000
 Increase investment in joint venture                                                              -          (21,000)
 Decrease in notes receivable                                                                 12,465                -
                                                                                     ----------------  ---------------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                        (743,293)         107,184

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of preferred shares in subsidiary                                                        -        1,000,000
 Dividends on preferred shares                                                               (30,081)          (6,247)
 Borrowings under notes payable - related parties                                            370,000          469,200
 Payments under notes payable - related parties                                             (180,000)               -
 Borrowings under notes payable - unrelated parties                                          579,475                -
 Issuance of Capital Stock                                                                 1,901,949                -
 Borrowings under capitalized lease and other long-term obligations                                -           21,816
 Payments on capitalized lease and other long term obligations                               (62,622)        (170,047)
 Borrowings on line of credit                                                              3,654,000        3,946,126
 Payments on line of credit                                                               (3,365,416)      (4,124,785)
                                                                                     ----------------  ---------------

 NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 2,867,305        1,136,063
                                                                                     ----------------  ---------------
NET INCREASE (DECREASE) IN CASH                                                              234,413           30,268
CASH, BEGINNING OF YEAR                                                                       57,073           61,860
                                                                                     ----------------  ---------------
CASH, END OF PERIOD                                                                         $291,486          $92,128
                                                                                     ================  ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid                                                                               $249,040         $177,628
                                                                                     ================  ===============
Income taxes paid (received)                                                             $         -           $1,258
                                                                                     ================  ===============
NON CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment under Capital Leases                                                   $34,961      $         -
                                                                                     ================  ===============
Conversion of debt to common stock - related parties                                     $ 6,929,103      $         -
                                                                                     ================  ===============
Conversion of debt to common stock - unrelated parties                                   $   529,475      $         -
                                                                                     ================  ===============

            See Notes to Condensed Consolidated Financial Statements

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

Basic and diluted earnings per share for the six months ended February 29, 2000 and February 28, 1999 is calculated as follows:

                                                 SIX MONTHS ENDED
                                          FEBRUARY 29 AND 28, RESPECTIVELY
                                          --------------------------------
                                                2000             1999
                                          ---------------  ---------------
Net loss                                     $(4,976,211)     $(1,811,174)
                                          ---------------  ---------------
Weighted average shares outstanding for
  basic earnings per share calculation         4,563,890*       3,911,340*
                                          ---------------  ---------------
Diluted earnings per share
  Weighted average shares outstanding          4,563,890        3,911,340
  Effect of exercise of options                       **               **
                                          ---------------  ---------------
Weighted average shares outstanding for
  diluted earnings per share calculation       4,563,890        3,911,340
                                          ---------------  ---------------

* Adjusted for the July 8, 1999, 32:1 reverse stock split of the Company's no par value Common Stock. In addition, all references to shares of Common Stock in the February 29, 2000 Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been revised for the effect of the fiscal 1999 reverse split.

** The effect of options and convertible shares was not included in the diluted earnings per share calculation for the quarters ended February 29, 2000 and February 28, 1999, as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the fiscal quarter ended February 29, 2000 and 1999, that could potentially dilute earnings per share in the future is 94,881 and 202,676, respectively.

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

NOTE  2.          REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of $(3,410,440) and $(3,792,339) respectively, during the six months ended February 29, 2000 and during the fiscal year ended August 31, 1999. In addition, at February 29, 2000, the Company had a negative working capital position of $(3,348,787) due primarily to $1,530,508 in short-term borrowings and $2,627,749 in accounts payable. The Company had a total stockholders' deficit of $(1,982,903) as of February 29, 2000. These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

To counteract the losses and negative capital described above, the Company has plans retained a financial advisory firm and is actively pursuing capital infusions from a variety of sources. In addition, the Company plans to increase revenue from its existing customer base, primarily by expanding the base of products that the Company offers and placing an increased focus on the marketing of medical and surgical supplies. Also, in fiscal 1999, the Company implemented a new e-commerce initiative that includes a new DocPlanet web site and an integrated e-commerce system that provides customers fingertip access to products categorized by specific use and formulary without having to consult a paper based catalog. The DocPlanet web site was completed in November 1999 and the Company is currently taking customer orders from the web site.

NOTE  3.          INVENTORIES

Inventories consist of the following items that are stated at the lower cost or market, determined by the first-in, first-out ("FIFO) method:

                             2/29/00         08/31/99
                          ------------     ------------
Raw  materials               $14,393           $21,733
Work-in-progress               7,500             8,000
Finished  goods              575,325           484,294
                         -----------       -----------
                            $597,218          $514,027
                         ===========       ===========

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

During the six months ending February 29, 2000, the Company received overadvances on the ALCO revolving facility in the amount of $700,000. The terms of this financing include the issuance of stock options on the Company's Common Stock, which vest according to a repayment period of sixty days followed by subsequent thirty-day periods. As of April 14, 2000, 186,667 options to purchase the Company's Common Stock are due. Repayment of $200,000 of the overadvance has been made during the period ending February 29, 2000, leaving a current overadvance balance of $500,000.


NOTE  5.          COMMON  STOCK  TRANSACTIONS

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

On November 24, 1999 the Company issued 56,250 of shares of common stock to one vendor for services. The market value for the related services was $168,750.

On November 30, 1999 the Company issued 11,047 shares of the Company's common stock to one consultant for professional services valued at $49,712.

On January 3, 2000, an outside investor exercised their conversion right by converting a $129,475 loan into 40,461 shares of restricted common stock.

On January 3, 2000, the Company issued 161,429 shares of restricted common stock to an outside investor for purchase price of $517,000.

On January 3, 2000, a related party exercised their conversion right by converting a $90,000 loan into 28,125 shares of restricted common stock.

On January 31, 2000, a related party exercised their conversion right by converting a $400,000 promissory note into 100,000 shares of restricted common stock. As of February 29, 2000, the common stock certificate had not been issued, however the common stock is to be considered issued and outstanding.

On February 29, 2000, the Board of Directors approved the private placement of an aggregate of 200,000 shares of common stock to two outside investors for a purchase price of $1,200,000. As of February 29, 2000, the common stock certificate had not been issued, however the common stock is to be considered issued and outstanding.

By resolution dated December 21, 1999, the Board of Directors of the Company approved the conversion of loans from directors and officers, in whole or in part, into shares of the Company's common stock, no par value, at $3.00 per share. Pursuant to a Conversion Agreement, effective February 29, 2000, CEO, Charles R. Drummond exercised his right of conversion of his loans to the Company by converting all of the $6,839,103 of debt owed to him by the Company into 2,279,701 shares of the Company's restricted common stock. This debt includes accrued interest through February 29, 2000. On the commitment date of December 21, 1999, the fair value of the common stock (as determined by the closing quoted market price) was $3.625 per share, and the conversion price was $3.00 per share. Consequently the intrinsic value of the conversion feature of the debt was $.625 per share on 2,279,701 shares or $1,424,813. This beneficial conversion feature has been recognized as interest expense, and an increase in additional paid in capital as of February 29, 2000. As of February 29, 2000, the common stock had not been issued and the related obligation to issue common stock has been classified as common stock in the consolidated balance sheet.

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

As of February 29, 2000 and August 31, 1999, 54,589 of the 84,242 shares of Preferred Stock outstanding were converted into Common Stock. $469,644 of accrued dividends had been recorded on the 15/30 Preferred Stock and, as of February 29, 2000, $227,887 of the $469,644 in accrued dividends on the 15/30 Preferred Stock had been converted into Common Stock. After these dividend accruals, management determined that no dividends should have been recorded and, consequently, that no Common Stock should have been issued in payment of these dividends. Management expects to resolve this matter in fiscal 2000 and the related accrued dividends have been reclassified on the February 29, 2000 balance sheet as an offset to the accumulated deficit. At February 29, 2000, the holders of the 15/30 Preferred Stock can convert their shares into 9,452 shares of post-reverse split Common Stock including accrued dividends.

Pursuant to the Certificate of Designations for the 15/30 Preferred Stock, in the event the Company completes an underwritten public offering of its Common Stock, in which the offering price is at least $32.00 per share, the 15/30 Preferred Stock will automatically convert to Common Stock. Commencing in 1991, the Company has the right but not the obligation, to convert all of the outstanding 15/30 Preferred Stock into Common Stock at 102% of the issue price.

NOTE  7.          RELATED  PARTY  TRANSACTIONS

During the first six months of fiscal 2000, the company borrowed $190,000, net of repayments, from related parties. During the six months ended February 29, 2000, the Company recorded $586,989 of interest expense on loans from related parties. At February 29, 2000, the amounts outstanding under the related promissory notes were $500,000, ($470,000 payable to Arch G. Gothard III; $30,000 payable to John H. Grant). At February 29, 2000 $121,714 in accrued interest was payable on the related party notes. Certain of these loans are payable on demand and all such loans bear interest at the bank prime rate plus 2%. The $470,000 loan payable to Arch G. Gothard III was payable on April 1, 1998, and is past due at February 29, 2000.

On January 3, 2000, the company issued 28,125 shares of restricted common stock to repay a $90,000 loan from a relative of the CEO, Charles R. Drummond.

Effective February 29, 2000, CEO, Charles R. Drummond exercised his right of conversion of his loans to the Company by converting all of the $6,839,103 of debt owed to him by the Company into 2,279,701 shares of the Company's restricted common stock. This debt includes $1,079,118 of accrued interest through February 29, 2000.

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

QCP along with several other entities, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served court papers in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. QCP is also a third-party defendant in class action lawsuits in Nevada, West Virginia and Florida. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. As of April 14, 2000, the outcome of these lawsuits is not reasonably determinable.

NOTE  9.          SUBSEQUENT  EVENTS

On March 1, 2000, the Company received $600,000 from an outside investor for 100,000 shares of common stock in a private placement.

On March 24, 2000, the Company issued 2,000 shares of common stock to one vendor in consideration for services valued at $15,062.

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

RECENT  DEVELOPMENTS

The Company had a net loss of $(6,530,893) during the six months ended February 29,2000, and, as of February 29,2000, the Company's current liabilities exceeded its current assets by $(3,348,787) and its total liabilities exceeded its total assets by $(1,982,903). These conditions as well as others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations in fiscal 1999 and through the first six months of fiscal 2000 have consumed substantial amounts of cash and have generated significant net losses that reduced shareholders' equity to a deficit of $(1,982,903) at February 29, 2000. The Company has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near future.

In response, management is currently reviewing a variety of debt and equity financing alternatives. However, none of the related financing alternatives has been finalized as of April 14, 2000 and no assurance can be given that management will be able to raise the funds necessary to assure a continuation of operations.

RESULTS  OF  OPERATIONS

SIX MONTHS ENDED FEBRUARY 29, 2000, COMPARED TO SIX MONTHS ENDED FEBRUARY 28, 1999, ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the six months ended February 29, 2000, increased $143,000 to $3,836,000 from $3,693,000 for the same period last year. The sales gain is primarily due to an increase in Point of Care revenue of $463,000. Partially offsetting the sales gain was lower sales of seasonal flu vaccines in the first quarter of this fiscal year.

COST OF SALES - Cost of sales as a percentage of sales increased to 78% or $2,989,000 for the six months ended February 29, 2000, as compared to 77%, or $2,831,000, for the same period last year. Contributing to the slightly higher cost of sales percentage is the increase of sales of lower margin injectable vaccines during the first half of fiscal 2000.

SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A) for the six months ended February 29, 2000 were $4,257,000 compared to $2,464,000 during the comparable period last year. This increase is attributed to a $956,000 charge to compensation expense for grants of 300,000 shares of restricted Common Stock to two directors who are shareholders. The Board of Directors approved the grants on October 19, 1999. In addition, expenses to support the Company's E-Commerce initiative accounted for the majority of the balance of the increase.

OTHER INCOME (EXPENSE) - Interest expense increased to $1,587,000 from $414,000 in the comparable period last year.
This increase is primarily due to a $721,000 charge to interest expense related to the issuance of options on common stock for over advances on the Company's line of credit. In addition, the increase was also attributable to interest expense on working capital borrowings from shareholders who are also directors

Interest expense from beneficial conversions for the first six months ended February 29, 2000 was $1,555,000. $1,425,000 of the expense is attributed to Charles R. Drummond's conversion of loans into the Company's restricted common stock. The balance of the expense is due to the benefical conversions of three other loans.

Other income decreased to $51,000 for the six months ending February 29, 2000, from $212,000 for the same period last year. The decrease is attributed to the $211,000 gain on settlement of accounts payable and other liabilities related to the liquidation of Pharma Labs in the same period last year. This was offset by the recognition of $28,000 in fiscal 2000 of other revenue related to the amortization of the Pharma Labs non-compete agreement.

NET LOSS - The net loss increased due to the reasons indicated in the preceeding paragraphs.

THREE MONTHS ENDED FEBRUARY 29, 2000, COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1999, ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the three months ended February 29, 2000, were $2,035,000, an increase of $355,000 compared to $1,680,000 for the same period last year. The increase is due to additional sales of point of care, $187,000, increased sales of injectables, $50,000, and contract manufacturing, $86,000.

COST OF SALES - Cost of sales as a percentage of sales was 79% or $1,617,000, in the quarter ended February 29, 2000, compared to 73% or $1,234,000 an increase of $383,000, for the comparable quarter last year. The increase in the cost of sales percentage is attributed to increased sales of lower margin products as a percent of sales.

SELLING GENERAL AND ADMINISTRATIVE - SG&A expenses increased to $1,700,000 in the quarter ended February 29, 2000, from $1,191,000 during the same period last year. The increase is a result of additional consulting, support and depreciation expenses associated with the E-commerce business.

OTHER INCOME (EXPENSE) - Interest expense for the quarter ending February 29, 2000, increased to $1,070,000 from $188,000 from the comparable period last year. This increase is due to the second quarter expense of $438,000 charge to interest expense related to the issuance of options on common stock for over advances on the Company's line of credit.
Interest expenses from related parties and the line of credit also increased from the same period of last year due to larger loan balances.

During the three months ending February 29, 1999, there was a $1,555,000 interest expense from beneficial conversions associated with the conversion of Charles R. Drummond's loans to the Company and three other loans into the Company's restricted common stock.

Other income decreased to $(3,000) for the three months ending February 29, 2000, from $40,000 from the same period last year. The majority of the decrease is a result of a $27,000 gain on settlement of accounts payable and liabilities during the quarter ended February 28, 1999.

NET LOSS - The net loss increased due to the reasons indicated in the preceeding paragraphs.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of February 29, 2000, as compared to August 31, 1999.

                                           FEBRUARY 29,        AUGUST 31,
                                               2000              1999
                                           ------------------------------

      Current assets                        $2,355,000        $1,794,000
      Current liabilities                    5,704,000         5,310,000
                                           ------------      ------------

      Net working capital (deficiency)     $(3,349,000)      $(3,516,000)
                                           ============      ============


At February 29, 2000, current liabilities were $5,704,000 an increase of $395,000 from August 31, 1999. Current liabilities increased primarily due to the following: an additional borrowing on the line of credit, $290,000, and an increase in accounts payable, $860,000. Partially offsetting the above increases was a decrease in related party accrued interest of $724,000. The decrease in related party accrued interest is a result of Charles R. Drummond converting his loans to the Company into common stock.

To help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes, which provide for interest at the prime rate plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in the aggregate were $500,000 ($470,000 payable to Arch G. Gothard, III and $30,000 payable to John Grant) at February 29, 2000 and April 14, 2000. As of February 29, 2000, the note payable of $470,000 to Arch G. Gothard was payable on demand or no later than April 1, 1998 and, accordingly, is past due. Pursuant to the December 21, 1999 Board resolution, the amounts outstanding under the promissory notes are eligible to convert into shares of the Company's common stock at $3.00 per share.

The Company has suffered substantial recurring losses from operations. The Company incurred a net loss of $(3,906,000) during the fiscal year ended August 31, 1999 and a net loss of $(6,531,000) during the six months ended February 29, 2000. As of February 29, 2000, the Company's current liabilities exceeded its current assets by $3,349,000 and its total liabilities exceeded its total assets by $1,983,000. These factors, in combination with the matters discussed in the previous paragraphs raise substantial doubt about the Company's ability to continue as a going concern. The Company does not have any commitments for financing and there can be no assurance that any additional financing will be available to the Company on terms acceptable to the Company, if at all. The
Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and operating losses. The Company's shareholder deficit and continuing losses create serious risk of loss for the holders of the Company's securities.

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

At February 29, 2000, management is not aware of any material items which would impair the Company's assets as disclosed in the Consolidated Financial Statements.

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

As of April 14, 2000 the Company has not experienced any material interruption in its operations due to year 2000 software failures.

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

ITEM  1.       LEGAL  PROCEEDINGS

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

On March 24, 2000, the Company filed suit against a software technology company in the U.S. District Court for the Central District of California, Southern Division. The Company is suing for (1) misappropriation of trade secrets, (2) breach of contract, (3) breach of fiduciary duty, (4) unfair competition, (5) fraud, (6) conversion and (7) intentional interference with prospective economic advantage. The Company is seeking injunctive relief and damages arising from a breach of a development contract between the two companies.

ITEM  2.       CHANGES  IN  SECURITIES.

On January 3, 2000, the board approved and the Company issued an aggregate of 201,890 shares of common stock to an investor for $646,475. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to accredited investors.

On January 3, 2000 the Board approved the issuance of 28,125 shares of the Company's common stock to one investor for $90,000. No underwriter participated in this transaction, and the offering and sale of the Securities was made solely to an accredited investor under the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended, as the sale was limited to one accredited investor. This was a related party transaction.

On January 31, 2000, the board approved the issuance of an aggregate of 100,000 shares of common stock to an investor for a payment of a $400,000 promissory note. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to an accredited investor.

On February 29, 2000, the board approved the issuance of 100,000 shares of common stock to one investor in exchange for $600,000. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to accredited investors.

On February 29, 2000, the board approved the issuance of 100,000 shares of common stock to one investor in exchange for $600,000. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to accredited investors.

On February 29, 2000, CEO, Charles R. Drummond exercised his right of conversion of his loans to the Company by converting all of the $6,839,103 of debt owed to him by the Company into 2,279,701 shares of the Company's common stock. In this related party transaction, no underwriter participated, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to an accredited investors.

ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.       OTHER  INFORMATION.

On January 25, 2000, Arch G. Gothard, III resigned from the Company's Board of Directors as of that date.

a)     Exhibits

          27     Financial  Data  Schedule.*

b)     Reports  on  Form  8-K

          Incorporated by reference to registrant's Current Report on Form 8-K, dated March 13, 2000, as filed with Securities and Exchange Commission.
____________
*     Filed  herewith


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

                                                 DocPlanet.com,  Inc.
                                                 --------------------
                                                 (Registrant)


DATED:  April  14,  2000                         BY:  /s/  John  H.  Grant
                                                    ----------------------------
                                                    John H. Grant, Vice Chairman
                                                    (Chief Accounting Officer)