Form 10QSB
period 2000-05-31
DOCPLANET COM INC
filed 2000-08-23
CIK 312651

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   FORM 10-QSB


                [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000


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


The number of shares of common stock outstanding as of August 22, 2000, was 7,596,311


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

                                         ASSETS
                                         ------


                                                                 MAY 31,    AUGUST 31,
                                                                   2000        1999
                                                                ----------  -----------
CURRENT ASSETS

  Cash                                                          $  259,999  $    57,073
  Trade receivables, net of allowance for doubtful accounts of
  $391,177 and $220,384 at May 31, 2000 and August 31, 1999      1,215,124    1,131,242
  Notes receivable                                                  28,555       25,680
  Inventories                                                      728,859      514,027
  Prepaid expenses and other                                       143,847       66,271
                                                                ----------  -----------

    TOTAL CURRENT ASSETS                                         2,376,384    1,794,293

NOTES RECEIVABLE, less current maturities                           70,562       85,902

PROPERTY, PLANT AND EQUIPMENT - AT COST                          4,025,543    3,271,485
  Less accumulated depreciation and amortization                 1,799,489    1,228,405
                                                                ----------  -----------

    TOTAL PROPERTY, PLANT & EQUIPMENT                            2,226,054    2,043,080
                                                                ----------  -----------

    TOTAL LONG-TERM ASSETS                                       2,296,616    2,128,982

OTHER ASSETS
  Intangibles- net of accumulated amortization of $3,696
  and $2,900 at May 31, 2000 and August 31, 1999                    12,373        9,600
  Non-compete agreement                                              8,635       34,528
                                                                ----------  -----------

  TOTAL OTHER ASSETS                                                21,008       44,128
                                                                ----------  -----------

    TOTAL ASSETS                                                $4,694,008  $ 3,967,403
                                                                ==========  ===========

            See Notes to Condensed Consolidated Financial Statements

                               DOCPLANET.COM, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED) - continued

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                          ----------------------------------------------


                                                                         MAY 31,      AUGUST 31,
                                                                          2000           1999
                                                                      -------------  -------------
CURRENT LIABILITIES
  Notes payable                                                       $  2,486,410   $  1,041,924
  Notes payable - related parties                                          500,000        500,000
  Current maturities of long-term debt                                      50,000         50,000
  Current maturities of capitalized lease obligations                      220,500        312,956
  Accounts payable                                                       2,391,119      1,767,676
  Accrued liabilities
    Salaries, wages and other compensation                                 226,065        101,254
    Interest                                                               284,497        845,393
    Other                                                                  164,954        662,721
    Deferred revenue                                                             -         27,780

                                                                      -------------  -------------
TOTAL CURRENT LIABILITIES                                                6,323,545      5,309,704

LONG-TERM OBLIGATIONS, related parties                                           -      5,819,985

CAPITALIZED LEASE OBLIGATIONS, less current maturities                     116,557        131,272


MINORITY INTEREST                                                        1,000,000      1,000,000
                                                                      -------------  -------------
TOTAL LIABILITIES                                                        7,440,102     12,260,961

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - no par value; 200,000,000 shares authorized;
  7,519,092 issued and 7,416,311 outstanding at May 31, 2000;
  4,158,722 issued and 4,055,941 outstanding at August 31, 1999.        37,209,008     24,989,858

  Preferred stock - no par value; 10,000,000 shares authorized
  Class A 15%/ 30% cumulative convertible, 29,653 shares issued and
  outstanding at May 31, 2000 and August 31, 1999.                         292,558        292,558

Addition Paid In Capital                                                 1,554,682              -
                                                                      -------------  -------------
                                                                        39,056,248     25,282,416
Accumulated deficit                                                    (41,708,210)   (33,481,842)
                                                                      -------------  -------------
                                                                        (2,651,962)    (8,199,426)
Less common stock in treasury at cost, 102,781 shares at
May 31, 2000 and August 31, 1999.                                           94,132         94,132
                                                                      -------------  -------------

  TOTAL STOCKHOLDERS' DEFICIT                                           (2,746,094)    (8,293,558)
                                                                      -------------  -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)                 $  4,694,008   $  3,967,403
                                                                      =============  =============

            See Notes to Condensed Consolidated Financial Statements

                        DOCPLANET.COM, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                              NINE MONTHS ENDED
                                                                   MAY 31
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------

NET SALES                                                $ 6,226,662   $ 5,743,743

COST OF SALES                                              4,960,752     4,418,192
                                                         ------------  ------------
GROSS MARGIN                                               1,265,910     1,325,551

  Selling, general and administrative expense              5,865,196     3,550,980
                                                         ------------  ------------

    OPERATING LOSS                                        (4,599,286)   (2,225,429)

OTHER INCOME/ (EXPENSE)
  Interest expense                                        (2,102,674)     (599,325)
  Interest expense from beneficial conversions            (1,554,682)            -
  Joint venture loss                                               -       (22,618)
  Settlement of accounts payable and other liabilities             -       211,330
  Other income/(expense)                                      75,321        41,679
                                                         ------------  ------------

    TOTAL OTHER INCOME (EXPENSE)                          (3,582,035)     (368,934)
                                                         ------------  ------------

    LOSS BEFORE INCOME TAX EXPENSE                        (8,181,321)   (2,594,363)
                                                         ------------  ------------

INCOME TAX EXPENSE  (BENEFIT)                                      -         1,258
                                                         ------------  ------------

NET LOSS                                                 $(8,181,321)   (2,595,621)

LOSS ATTRIBUTABLE TO MINORITY INTEREST                       (45,041)      (21,370)
                                                         ------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES                     $(8,226,362)  $(2,616,991)
                                                         ============  ============

BASIC AND DILUTED LOSS PER SHARE                         $     (1.48)  $   (0.67)*
                                                         ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING                        5,555,608    3,911,340*
                                                         ============  ============

*  Adjusted  and  restated  for 32:1 reverse stock split effective July 8, 1999.


            See Notes to Condensed Consolidated Financial Statements

                      DOCPLANET.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                          MAY 31
                                                --------------------------
                                                    2000          1999
                                                ------------  ------------

NET SALES                                         2,391,110   $ 2,051,129

COST OF SALES                                     1,972,064     1,587,399
                                                ------------  ------------

GROSS MARGIN                                        419,036       463,730

  Selling, general and administrative expense     1,607,882     1,087,039
                                                ------------  ------------

    OPERATING LOSS                               (1,188,846)     (623,309)

OTHER INCOME/ (EXPENSE)
  Interest expense                                 (515,459)     (185,408)
  Other income/(expense)                             23,959        18,023
                                                ------------  ------------

    TOTAL OTHER INCOME (EXPENSE)                   (491,500)     (167,385)
                                                ------------  ------------

    LOSS BEFORE INCOME TAX EXPENSE               (1,680,346)     (790,694)
                                                ------------  ------------

INCOME TAX EXPENSE  (BENEFIT)                             -             -
                                                ------------  ------------

NET LOSS                                         (1,680,346)     (790,694)

LOSS ATTRIBUTABLE TO MINORITY INTEREST              (15,123)      (15,123)
                                                ------------  ------------

NET LOSS APPLICABLE TO COMMON SHARES            $(1,695,469)  $  (805,817)
                                                ============  ============

BASIC AND DILUTED LOSS PER SHARE                $      (.23)  $   (0.21)*
                                                ============  ============

WEIGHTED AVERAGE SHARES OUTSTANDING               7,517,483    3,911,340*
                                                ============  ============

*Adjusted and restated for 32:1 reverse stock split effective July 8, 1999.


            See Notes to Condensed Consolidated Financial Statements

                                      DOCPLANET.COM, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)


                                                                                     FOR THE NINE MONTHS ENDED
                                                                                              MAY 31
                                                                                     --------------------------
CASH FLOWS USED IN OPERATING ACTIVITIES                                                  2000          1999
                                                                                     ------------  ------------
Net loss                                                                             $(8,226,362)  $(2,616,991)
Adjustments to reconcile net income to net cash provided by operating activities:
 Depreciation and amortization                                                           594,204       270,537
 Issuance of options expense                                                           1,037,537             -
 Interest expenses from beneficial conversions                                         1,554,682             -
 Stock Grants                                                                            956,250             -
 Issuance of stock for service                                                           249,212             -
 Settlement of accounts payable and other liabilities                                          -      (211,330)
 Joint venture loss                                                                            -        22,618
Changes in assets and liabilities net of effects of acquisition and joint venture:
 (Increase) in accounts receivable                                                       (83,882)      (29,071)
 (Increase) decrease in inventories                                                     (214,832)       66,339
 (Increase) decrease in prepaid expenses and other                                       (77,577)       35,383
 Increase in accounts payable                                                            623,443        49,067
 Increase in deferred revenue - non-compete agreement                                          -       250,000
 Increase in accrued liabilities                                                         187,645       354,336
                                                                                     ------------  ------------
   TOTAL ADJUSTMENTS                                                                   4,826,682       807,879
                                                                                     ------------  ------------

   NET CASH USED IN OPERATING ACTIVITIES                                              (3,399,680)   (1,809,112)

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property, plant, and equipment                                             (754,058)      (21,816)
 Proceeds from sale of equipment                                                               -       150,000
 Increase investment in joint venture                                                          -       (21,000)
 Increase in notes receivable                                                             12,466             -
                                                                                     ------------  ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  (741,592)      107,184

CASH FLOWS FROM FINANCING ACTIVITIES
 Issuance of preferred shares in subsidiary                                                    -     1,000,000
 Dividends on preferred shares                                                           (45,204)
 Borrowings under notes payable - related parties                                        370,000       460,034
 Payments under notes payable - related parties                                         (180,000)            -
 Borrowings under notes payable - unrelated parties                                    1,073,475             -
 Issuance of Capital Stock                                                             2,517,573             -
 Borrowings under capitalized lease and other long-term obligations                            -        21,816
 Payments on capitalized lease and other long term obligations                          (142,132)     (170,047)
 Borrowings on line of credit                                                          6,077,051     6,448,972
 Payments on line of credit                                                           (5,326,565)   (6,120,707)
                                                                                     ------------  ------------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                                           4,344,198     1,640,068

                                                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH                                                          202,926       (61,860)
CASH, BEGINNING OF YEAR                                                                   57,073        61,860
                                                                                     ------------  ------------
CASH, END OF QUARTER                                                                     259,999             -
                                                                                     ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:
Interest paid                                                                            362,328       266,734
                                                                                     ============  ============
Income taxes paid (received)                                                                   0         1,258
                                                                                     ============  ============
NON CASH FINANCING AND INVESTING ACTIVITIES:
Purchase of equipment under Capital Leases                                                34,961             -
                                                                                     ============  ============
Conversion of debt to common stock - related parties                                   6,929,103             -
                                                                                     ============  ============
Conversion of debt to common stock - unrelated parties                                   529,475             -
                                                                                     ============  ============

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

Basic and diluted earnings per share for the nine months ended May 31, 2000 and May 31, 1999 is calculated as follows:

                                                  NINE MONTHS ENDED
                                                       MAY 31
                                          --------------------------------
                                              2000           1999
                                          ---------------  ---------------
Net loss                                  $  (8,226,362)    $ (2,616,991)
                                          ---------------  ---------------
Weighted average shares outstanding for
  basic earnings per share calculation        5,555,608**      3,911,340**
                                          ---------------  ---------------

Diluted earnings per share
  Weighted average shares outstanding         5,555,608**      3,911,340**
  Effect of exercise of options                                          *
                                          ---------------  ---------------

Weighted average shares outstanding for
  diluted earnings per share calculation      5,555,608        3,911,340
                                          ---------------  ---------------

*Adjusted for the July 8, 1999, 32:1 reverse stock split of the Company's no par value common stock. In addition, all references to shares of common stock in the May 31, 2000 Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been revised for the effect of the fiscal 1999 reverse split.

**The effect of options and convertible shares was not included in the diluted earnings per share calculation for the quarters ended May 31, 2000 and May 31, 1999, as they would have been anti-dilutive. The total number of common shares not included in the diluted earnings per share calculation for the fiscal quarter ended May 31, 2000 and 1999, that could potentially dilute earnings per share in the future is 276,064 and 115,000, respectively.

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

NOTE  2.          REALIZATION  OF  ASSETS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses of ($4,599,286) and ($3,792,339) respectively, during the nine months ended May 31, 2000 and during the fiscal year ended August 31, 1999. In addition, at May 31, 2000, the Company had a negative working capital position of ($3,947,161) due primarily to $2,486,410 in short-term borrowings and $2,391,119 in accounts payable. The Company had a total stockholders' deficit of ($2,746,094) as of May 31, 2000. These factors among others raise substantial doubt that the Company will be able to continue as a going concern for a reasonable period of time.

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

To counteract the losses and negative capital described above, the Company is actively pursuing capital infusions from a variety of sources. In addition, the Company plans to increase revenue by expanding its customer base. Also, in fiscal 1999, the Company implemented a new e-commerce initiative that includes a new Docplanet web site and an integrated e-commerce system that provides customers fingertip access to products categorized by specific use and formulary without having to consult a paper-based catalog. The Docplanet web site was completed in November 1999 and the Company is currently making about 40% of its sales from the web site. In order to reduce operating losses, the Company has made staffing reductions and is narrowing its product lines in order to gain further manufacturing economies.

NOTE  3.          INVENTORIES

Inventories consist of the following items that are stated at the lower of cost or market, determined by the first-in, first-out ("FIFO) method:

                   5/31/00   08/31/99
                  --------  ---------
Raw materials     $ 43,740  $  21,733
Work-in-progress    87,480      8,000
Finished goods     597,639    484,294
                  --------  ---------
                  $728,859  $ 514,027
                  --------  ---------

NOTE  4.          NOTES  PAYABLE  AND  LONG-TERM  DEBT

On April 2, 1999, the Company entered into an agreement with ALCO Financial Services, LLC ("ALCO") for a $1,500,000 revolving credit facility (the "ALCO Facility") bearing interest at prime plus three percent (3%). The first draw under this new credit facility was made on April 6, 1999 in the amount of $563,500 and was used to pay in full all amounts due under the Company's previous credit facility with Norwest Bank. The ALCO Facility is for a period of two years with a one-year renewal term. The ALCO Facility is collateralized by inventory, accounts receivable, fixtures, equipment and intangibles, and availability under the ALCO Facility is primarily determined based on eligible accounts receivable and inventory.

During the nine months ending May 31, 2000, the Company received overadvances on the ALCO revolving facility in the amount of $700,000. The terms of this financing include the issuance of stock options on the Company's common stock, which vest according to a repayment period of sixty days followed by subsequent thirty-day periods. As of May 31, 2000, 233,667 options to purchase the Company's common stock are vested. Repayment of $200,000 of the overadvance was made during the period ending February 29, 2000, and $125,000 was repaid during

July,  2000,  and reborrowed in August, leaving a current overadvance balance of
$500,000.  The  Company  has  made  a  verbal  commitment  to  pay-off   the
overadvance  by  August  31,  2000.

The Company borrowed a total of $400,000 from three unrelated parties during the quarter at rates of prime plus four percent (4%).

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

On January 3, 2000, the Company issued 40,461 shares of restricted common stock to an outside investor to repay a loan to the Company in the amount of $129,475; the loan was received in November 1999.

On January 3, 2000, the Company issued 161,429 shares of restricted common stock to an outside investor for purchase price of $517,000.

On January 3, 2000, the Company issued 28,125 shares of restricted common stock to a related party to repay loans to the Company in the amount of $90,000. The related loan was originally received in November 1999.

On January 31, 2000, the Board of Directors approved the issuance of 100,000 shares of common stock to an unrelated party for the repayment of a $400,000 promissory note.

On February 29, 2000, the Board of Directors approved the private placement of an aggregate of 200,000 shares of common stock to two outside investors for a purchase price of $1,200,000.

By resolution dated December 21, 1999, the Board of Directors of the Company approved the conversion of loans from directors and officers, in whole or in part, into shares of the Company's common stock, no par value, at $3.00 per share.
Pursuant to a Conversion Agreement, effective February 29, 2000, CEO, Charles R. Drummond exercised his right of conversion of his loans to the Company by converting all of the $6,839,103 of debt owed to him by the Company into 2,279,701 shares of the Company's restricted common stock. This debt includes accrued interest through February 29, 2000. On the commitment date of December 21, 1999, the fair value of the common stock (as determined by the closing quoted market price) was $3.625 per share, and the conversion price was $3.00 per share. Consequently the intrinsic value of the conversion feature of the debt was $.625 per share on 2,279,701 shares or $1,424,813. This beneficial conversion feature has been recognized as interest expense, and an increase in additional paid-in capital.

On March 1, 2000, an accredited investor purchased 100,000 shares of common stock for $600,000 in a private placement transaction.

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

As of May 31, 2000 and August 31, 1999, 54,589 of the 84,242 shares of Preferred Stock outstanding were converted into common stock. $469,644 of accrued dividends had been recorded on the 15/30 Preferred Stock and, as of May 31, 2000, $227,887 of the $469,644 in accrued dividends on the 15/30 Preferred Stock had been converted into common stock. After these dividend accruals, management determined that no dividends should have been recorded and, consequently, that no common stock should have been issued in payment of these dividends. Management expects to resolve this matter in fiscal 2000 and the related accrued dividends have been reclassified on the May 31, 2000 balance sheet as an offset to the accumulated deficit. At May 31, 2000, the holders of the 15/30 Preferred Stock can convert their shares into 9,452 shares of post-reverse split common stock including accrued dividends.

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

NOTE  7.          RELATED  PARTY  TRANSACTIONS

During the first nine months of fiscal 2000, the Company borrowed $190,000, net of repayments, from related parties. During the nine months ended May 31, 2000, the Company recorded $600,287 of interest expense on loans from related parties. At May 31, 2000, the amounts outstanding under the related promissory notes were $500,000, ($470,000 payable to Arch G. Gothard III; $30,000 payable to John H. Grant). At May 31, 2000, $ 135,012 in accrued interest was payable on the related party notes. Certain of these loans are payable on demand and all such loans bear interest at the bank prime rate plus 2%. The $470,000 loan payable to Arch G. Gothard III was payable on April 1, 1998, and is past due at May 31, 2000.

On January 3, 2000, the company issued 28,125 shares of restricted common stock to repay a $90,000 loan from a relative of the CEO, Charles R. Drummond.

Effective February 29, 2000, CEO, Charles R. Drummond exercised his right of conversion of his loans to the Company by converting all of the $6,839,103 of debt owed to him by the Company into 2,279,701 shares of the Company's restricted common stock. This debt included $1,079,118 of accrued interest through February 29, 2000.

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

The Company's Quality Care Pharmaceuticals, Inc. (QCP) subsidiary, along with several other entities, including the manufacturers of the drugs, has been named as a defendant in approximately forty-seven lawsuits brought by numerous plaintiffs relating to personal injury claims caused by the use of phentermine and/or fenfluramine, collectively known as Phen-Fen. To date, QCP has been named in forty-five California lawsuits; however, it has been served court papers in only fifteen. Of the fifteen, the plaintiff from one lawsuit has recently dismissed QCP. QCP is also a third-party defendant in class action lawsuits in Nevada, West Virginia and Florida. QCP's involvement in each of these lawsuits is limited to its distribution or repackaging of these drugs. As of August 21, 2000, the outcome of these lawsuits is not reasonably determinable.

NOTE  9.          SUBSEQUENT  EVENTS

On June 14, 2000, the Directors approved the issuance of 105,000 restricted shares of common stock to a public relations and investor relations firm in consideration for professional services.

On June 30, 2000, the Company borrowed $250,000.- from a healthcare software firm serving similar markets at 12% interest and convertible to the Company's common stock at $2.50.

On July 18, 2000, the Company issued 75,000 shares of restricted stock to a consulting firm in consideration for public relations and advisory services.

On July 31, 2000, the Company reduced the exercise price of the options to purchase common stock held by ALCO Financial to $3.00 and increased the maximum they could receive to 365,000.



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

RECENT  DEVELOPMENTS

The Company had a net loss of ($8,226,000) during the nine months ended May 31, 2000, and, as of May 31, 2000, the Company's current liabilities exceeded its current assets by ($3,948,000) and its total liabilities exceeded its total assets by ($2,746,000). These conditions as well as others, raise substantial doubt about the Company's ability to continue as a going concern.

The Company's operations in fiscal 1999 and through the first nine months of fiscal 2000 have consumed substantial amounts of cash and have generated significant net losses that reduced shareholders' equity to a deficit of ($2,746,094) at May 31, 2000. The Company has a current period operating loss and negative cash flow from operations, and is expected to have continuing losses and negative cash flow from operations in the near future.

In response, management has reduced staffing, has narrowed its product line, and is currently reviewing a variety of debt and equity financing alternatives. Although management has not begun negotiations for a definitive agreement, management has been in discussions with potential investors and potential acquirers of the Company. However, none of the related financing alternatives has been finalized as of August 21, 2000 and no assurance can be given that management will be able to raise the funds necessary to assure a continuation of operations.

RESULTS  OF  OPERATIONS

NINE MONTHS ENDED MAY 31, 2000, COMPARED TO NINE MONTHS ENDED MAY 31, 1999, ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the nine months ended May 31, 2000, increased $483,000 to $6,227,000 from $5,744,000 for the same period last year. The sales gain is primarily due to an increase in a short-term contract for Point of Care medications, which has since ended, and partially offsetting the sales gain was lower sales of seasonal flu vaccines in the first quarter of this fiscal year and lower margins on sales through the Company's web site during the third quarter.

COST OF SALES - Cost of sales as a percentage of sales increased to 80% or ($4,961,000) for the nine months ended May 31, 2000, as compared to 77% or $4,418,000 for the same period last year. Contributing to the slightly higher cost of sales percentage is the increase of sales of lower margin products through the Company's web site during the third quarter of fiscal 2000.

SELLING GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses (SG&A) for the nine months ended May 31, 2000 were $5,865,000 compared to $3,551,000 during the comparable period last year. This increase is attributed to a $956,000 charge to compensation expense for grants of 300,000 shares of restricted common stock to two directors who are shareholders. The Board of Directors approved the grants on October 19, 1999. In addition, expenses to support the Company's E-Commerce initiative accounted for the majority of the balance of the increase.

OTHER INCOME (EXPENSE) - Interest expense increased to $2,103,000 from $599,000 in the comparable period last year.
This increase is primarily due to a $1,038,000 charge to interest expense related to the issuance of options on common stock for overadvances on the Company's line of credit. In addition, the increase was also attributable to interest expense on working capital borrowings, until the conversion to equity on February 29, 2000, from shareholders who are also directors.

Interest expense from beneficial conversions for the first nine months ended May 31, 2000 was $1,555,000. The majority of the expense is attributed to the conversion of Charles R. Drummond's loans to the Company into the Company's restricted common stock, $1,425,000, and the balance is due to the conversion of three other loans into the Company's restricted common stock.

Other expense increased to ($3,582,000) for the nine months ending May 31, 2000, from ($369,000) for the same period last year. The increase is attributed primarily to the interest expense and beneficial conversion described above.

NET LOSS - The net loss increased due to the reasons indicated in the preceding paragraphs.

THREE MONTHS ENDED MAY 31, 2000, COMPARED TO THREE MONTHS ENDED MAY 31, 1999, ($ ROUNDED TO NEAREST THOUSAND)

NET SALES - Net sales for the three months ended May 31, 2000, were $2,391,000, an increase of $340,000 compared to $2,051,000 for the same period last year. The increase is due primarily to contract manufacturing,

COST OF SALES - Cost of sales as a percentage of sales was 83% or $1,972,000 in the quarter ended May 31, 2000, compared to 77% or $1,587,000 for the comparable quarter last year. The increase in the cost of sales percentage is attributed to increased sales of lower margin products as a percent of sales, including those over the Company's web site.

SELLING GENERAL AND ADMINISTRATIVE - SG&A expenses increased to $1,608,000 in the quarter ended May 31, 2000, from $1,087,000 during the same period last year. The increase is a result of additional consulting, support and depreciation expenses associated with the E-commerce business.

OTHER INCOME (EXPENSE) - Interest expense for the quarter ending May 31, 2000, increased to $516,000 from $185,000 from the comparable period last year. This increase is due primarily to the higher interest rate on the overadvance from ALCO Financial.



NET LOSS - The net loss increased due to the reasons indicated in the preceding paragraphs.

LIQUIDITY  AND  CAPITAL  RESOURCES

The following table is presented to facilitate the discussion of the Company's current liquidity and sets forth the Company's liquidity position as of May 31, 2000, as compared to August 31, 1999.

                                      MAY 31,      AUGUST 31,
                                        2000          1999
                                    ------------  -------------
  Current assets                      2,376,000   $  1,794,000
  Current liabilities                 6,324,000      5,310,000
                                    ------------  -------------
  Net working capital (deficiency)  ($3,948,000)   ($3,516,000)
                                    ============  =============

At May 31, 2000, current liabilities were $6,324,000 an increase of $1,014,000 from August 31, 1999. Current liabilities increased primarily due to the following: an additional borrowing on the line of credit and short-term notes payable of $1,444,000 and an increase in accounts payables of $623,000. Partially offsetting the above increases was a decrease in related party accrued interest of $724,000 and a decrease in other liabilities of $498,000. The decrease in related party accrued interest is a result of Charles R. Drummond having converted his loans to the Company into common stock.

To help meet its working capital requirements, the Company has borrowed money from certain shareholders and directors of the Company. The loans are evidenced by promissory notes, which provide for interest at the prime rate plus 2%. The promissory notes are unsecured obligations. The amounts outstanding under the promissory notes in the aggregate were $500,000 ($470,000 payable to Arch G. Gothard, III and $30,000 payable to John Grant) at May 31, 2000 and August 21, 2000. As of May 31, 2000, the note payable of $470,000 to Arch G. Gothard III was payable on demand or no later than April 1, 1998 and, accordingly, is past due. Pursuant to the December 21, 1999 Board resolution, the amounts outstanding under the promissory notes are eligible to convert into shares of the Company's common stock at $3.00 per share.

The Company has suffered substantial recurring losses from operations. The Company incurred a net loss of ($3,906,000) during the fiscal year ended August 31, 1999 and a net loss of ($8,266,00) during the nine months ended May 31, 2000. As of May 31, 2000, the Company's current liabilities exceeded its current assets by $3,948,000 and its total liabilities exceeded its total
assets  by  $2,746,000.   Because  as  of  May  31,  2000,  the  Company  owed
$6,324,000 in current liabilities and had only $2,376,000 in current assets, there is substantial doubt about the Company's ability to continue as a going concern. The Company has reduced staffing as a result of operating efficiencies from the e-commerce system and is taking other steps to reduce expenses.

In addition, the Company is in discussions with potential investors and potential acquirers of the Company. However, the Company has not begun any negotiations for a definitive agreement and does not have any commitments for financing, and there can be no assurance that a sale or combination transaction can be negotiated or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. The Company's ability to continue as a going concern is dependent upon its ability to obtain funding for the Company's capital requirements and operating losses. The Company has very limited current access to additional funding, so its existing resources may only last a few more months. The Company's shareholder deficit and continuing losses create serious risk of loss for the holders of the Company's securities.

DISCLOSURE  OF  SIGNIFICANT  RISK  AND  UNCERTAINTY

At August 31, 1998, the Company conducted a test for asset impairment in Accordance with financial Accounting Standard 121. Key assumptions in the 1998 asset impairment test included the reversal of fiscal 1998 operating losses and sales declines, several years of significant sales growth and product cost reduction achieved through purchasing and volume efficiencies. Although no subsequent test for asset impairment has been conducted, management believes that assets reported on the balance sheet are properly stated and no material write-down is required at May 31,2000.


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

As of August 22, 2000 the Company has not experienced any material interruption in its operations due to year 2000 software failures.

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

On March 24, 2000, the Company filed suit against a software technology company in the U.S. District Court for the Central District of California, Southern Division. The Company is suing for (1) misappropriation of trade secrets, (2) breach of contract, (3) breach of fiduciary duty, (4) unfair competition, (5) fraud, (6) conversion and (7) intentional interference with prospective economic advantage. The Company is seeking injunctive relief and damages arising from a breach of a development contract between the two companies. Subsequently, the software technology company filed a motion to dismiss in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois. As of August 22, 2000, the outcome of these lawsuits is not reasonably determinable.


ITEM  2.       CHANGES  IN  SECURITIES.

On March 1, 2000, the Board approved the issuance of 100,000 shares of common stock to one investor in exchange for $600,000. No underwriter participated in this transaction, and the offering and sale of the securities were made solely to accredited investors under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, as the sale was limited to accredited investors.

During  June, the Company issued   105,000 shares of restricted common stock and
during July the Company issued 75,000 shares of restricted common stock in consideration for professional services.


ITEM  4.       SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.

ITEM  5.       OTHER  INFORMATION.



ITEM  6.       EXHIBITS  AND  REPORTS  ON  FORM  8-K.

        a)     Exhibits

               27     Financial  Data  Schedule.*

        b)     Reports  on  Form  8-K

Incorporated by reference to registrant's Current Report on Form 8-K, dated March 13, 2000, as filed with Securities and Exchange Commission, for the purpose of reporting the conversion of Charles R. Drummond's debt.
____________
*     Filed  herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DocPlanet.com,  Inc.
                                       --------------------
                                       (Registrant)


DATED:  August 22,  2000                      BY:  /s/ John  H.  Grant
                                                   --------------------
                                                   John H. Grant, Vice Chairman
                                                   (Chief  Accounting  Officer)